Form 10KSB
period 2001-12-31
BERNARD ALLAN & EDWARDS INC
filed 2002-03-27
CIK 1141413

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

[ ] Transitional Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001

Commission file number: ________________

BERNARD, ALLAN & EDWARDS, INC.

-----------------------------------------------------

(Exact name of Registrant as specified in its charter)

Florida	41-1964282
--------------------	------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1016 Shore Acres Drive, Leesburg, Florida 34748

------------------------------------------------------

(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code: ((800) 769-1037

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $206,548

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. No sales have occurred within the past 60 days. At the date of this report no company securities are quoted on any exchange or listing service.

At February 28, 2002 the Registrant had outstanding 3,429,800 shares of its common stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

Item 1,	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Market for Common Equity and Related Stockholder Matters-Description of Securities-Dividends
Item 6.	Management's Discussion and Analysis or Plan of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13	Recent Sales of Unregistered Securities
Item 14	Indemnification of Directors and Officers
Item 15.	Exhibits and Reports on Form 8-K

This report contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities Exchange Act of 1934, as amended. Those statements include the intent, belief or current expectations of the company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Accomplishing the strategy described herein is significantly dependent upon numerous factors, many that are not in managements control. Some of these factors include the outcome of certain litigation, the ability of the company to raise sufficient capital, attract qualified management, attract new customers, and effectively compete against similar companies.

ITEM 1. DESCRIPTION OF BUSINESS

Risk Factors

Recently filed NASD arbitration proceedings seek damages greater than our total assets placing the continued existence of our broker-dealer subsidiary at risk. On November 26, 2001, an individual filed an amended statement of claim in NASD arbitration against our subsidiary Bernard, Lee & Edwards Securities, Inc., Henry Paul Regan (a sub-agent in the New York office), and J.B. Oxford & Co. (our clearing broker) seeking more than $290,000 in compensatory damages and $5,000,000 in punitive damages along with fees and costs. We intend to defend against this claim and to seek indemnification from the independent contractor in the event that the claimant should prevail for all or any part of the amount of the claim. The final outcome of the claim is uncertain and the amount of the claim exceeds our total assets by a significant amount. An adverse outcome could prevent Bernard, Lee & Edwards, Inc. from continuing in business. See "Legal Proceedings" for additional disclosure.

There is a lack of liquidity in our common stock and shareholders not be able to sell their stock on terms they consider reasonable. Bernard, Allan & Edwards does not presently have any market makers for its common stock or any other securities. As of the date of this report we have not had any substantive discussions with any market makers. Making a market in securities involves maintaining bid and ask quotations and being able, as principal, to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. The development of a public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is not within the control of Bernard, Allan & Edwards or any market maker. Even with a market maker, factors such as the limited size of the offering means that there can be no assurance of an active and liquid market for the common stock developing in the foreseeable future. Even if a market develops, there can be no assurance that a market will continue or that shareholders will be able to sell their shares at or above the price at which they purchased their shares. Prospective purchasers of common stock should carefully consider the limited liquidity of their investment in the shares being offered hereby.

Other than with respect to our broker-dealer subsidiary, we have no operating history upon which an evaluation of Bernard, Allan & Edwards and its prospects can be based. The lack of history makes it difficult to assess the ability of management to make profitable acquisitions, control expenses, and manage the problems frequently encountered by all companies in the early stages of development. In deciding whether to purchase our securities, you should consider our prospects in light of the risks, expenses, and difficulties frequently encountered by a small business beginning operations in a highly competitive industry.

We may experience losses for the foreseeable future. Our only operating business at the date of this report, the broker-dealer subsidiary, experienced an operating loss of ($42,799) for the fiscal year ending December 31, 1999, an operating profit of $24,426 for the fiscal year ending December 31, 2000, and an operating loss of ($75,173) for the fiscal year ending 2001.We anticipate that the implementation of our business model will increase our operating expenses, although we are not able to forecast the dollar amount or percentage of such increase, especially in the areas of product development, and general and administrative expenses. To the extent that increases in our operating expenses precede or are not subsequently followed by corresponding increases in revenues, or if we are unable to adjust operating expense levels accordingly, our business, results of operations, and financial condition would be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability, or that our operating losses will not continue to increase in the future without a commensurate increase in revenue.

We are uncertain about our ability to raise or generate a sufficient amount of capital. There can be no assurance that we will be successful in raising a sufficient amount of capital through the exercise of the redeemable warrants or otherwise, or in internally generating from operations a sufficient amount of capital to meet our long term operating requirements. If we are unable to generate the required amount of capital, our ability to meet our obligations and to continue our operations will be adversely affected. We could cease operations or seek the protection of the bankruptcy laws. The occurrence of either event would most likely result in a total loss of the amount that you had invested in our securities.

Bernard, Allan & Edwards anticipates that it may experience negative operating cash flow for the foreseeable future as a result of significant spending on infrastructure and development of its business model. Accordingly, Bernard, Allan & Edwards may need to raise additional funds in a timely manner in order to fund its anticipated expansion, introduce new services or products, respond to competitive pressures, or acquire complementary products, businesses or technologies. Bernard, Allan & Edwards does not currently have any contractual restrictions on its ability to incur debt and, accordingly, Bernard, Allan & Edwards could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants, which would restrict Bernard, Allan & Edwards' operations. There can be no assurance that additional financing will be available on terms favorable to Bernard, Allan & Edwards. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund its expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

We do not intend to pay any dividends for the foreseeable future. Bernard, Allan & Edwards will be dependent upon operations for funds to pay dividends on its common stock if and when such dividends are declared.. No assurance can be given that our future earnings will be sufficient to permit the legal payment of dividends on common stock to shareholders at any time in the future. Even if the Board of Directors may legally declare dividends, the amount and timing of such dividends will be at the discretion of the Board of Directors, which Board is likely to remain controlled by management. Although dividends have been declared and paid with respect to the broker-dealer subsidiary in a period before it was acquired by Bernard, Allan & Edwards, the Board may in its sole discretion decide not to declare dividends on its common stock at any time in the future.

We are in the development stage of our new line of business and we believe that our success will depend in a large part on our ability to: (1) acquire existing tax preparation and accounting businesses, and to operate those businesses profitability, and (2) establish affiliations with independent tax preparation and accounting businesses that desire to establish financial planning profit centers. No assurance can be given that our business model will be successful or that it will experience revenue growth or ever be profitable. It is difficult to forecast our future growth rate, if any, and its ultimate size. If our business fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business, results of operations, and financial condition will be materially, adversely affected. Because of the uncertainty of these events no prospective purchaser of our securities should purchase our securities unless they are able to lose the entire amount of their investment in the securities.

We do not have brand identity making it more difficult to compete successfully. Establishing and maintaining brand identity will become a critical part of our efforts to expand our business model and to promote client relationships. We believe that the importance of brand recognition can only increase as low barriers to entry encourage the proliferation of competing businesses. If we fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business will grow more slowly, if at all. Promotion and enhancement of our brand will also depend, in part, on our success in providing high quality products and services to the customers that we hope to obtain in the acquisition of or affiliation with existing tax preparation and accounting businesses. Such success cannot be assured. If the operators of the businesses we acquire or affiliate with , or if their customers, do not perceive our relationship to be of high quality, or if we introduce new products or services that are not favorably received by such parties, the value of our brand would be diluted. Such brand dilution could decrease the attractiveness of our business model to potential acquirees and affiliates, and could materially and adversely affect our business, results of operations and financial condition.

Our management group controls the majority of common stock. In the aggregate, direct and beneficial ownership of Bernard, Allan & Edwards' shares of common stock by Management and Directors represent approximately 75% of Bernard, Allan & Edwards's issued and outstanding shares of common stock, and approximately 60% of such issued and outstanding stock if all the securities being offered herein are purchased and all warrants are exercised. Hence, the management group has control of the corporation with respect to the election of directors, approval of business combinations, and all other matters that may require shareholder approval or consent.

We are dependent on a few key personnel to operate Bernard, Allan & Edwards. Our performance is substantially dependent on the performance of its senior management.. The loss of the services of Mike McLaughlin, Sr. and Thomas LaRossa or other key employees could have a material adverse effect on the business, results of operations and financial condition of Bernard, Allan & Edwards. Although Messrs. McLaughlin and LaRossa have substantial share interests in Bernard, Allan & Edwards at present, Bernard, Allan & Edwards does not have agreements in place, which bind its senior management to Bernard, Allan & Edwards. In addition, Bernard, Allan & Edwards does not hold "key-man" insurance for its executive officers. See "Management."

Bernard, Allan & Edwards' future success will also depend on its ability to retain and attract highly qualified managerial personnel and a variety of independent contractors. Bernard, Allan & Edwards anticipates that the number of its employees and independent contractors will increase in the next several months. Wages for managerial and technical employees, and commissions and fees for independent contractors may increase into the foreseeable future due to the competitive nature of the job market. There can be no assurance that Bernard, Allan & Edwards will be able to attract and retain highly qualified personnel in the future or that it will be able to retain its key managerial and technical personnel.

There is intense competition from established companies affecting each part of our business. The income tax preparation and financial planning services industry is highly competitive. Bernard, Allan & Edwards' competitors, and potential competitors, include well established companies specializing in income tax preparation as well as companies that provide general financial services and specialized financial services for accountants. Many of these, which include H+R Block, Inc., Gilman & Ciocia, H.D. Vest, Inc., Jackson Hewitt Tax Service, Inc. and Triple Check Income Tax Service, Inc. in the tax preparation field, and many well-known brokerage and other firms in the financial services field, have significantly greater financial and other resources than Bernard, Allan & Edwards, and have established brand identities, some internationally. No assurance can be given that Bernard, Allan & Edwards will be able to compete successfully with these older, more established companies. See "Business-Competition."

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the common stockholders of Bernard, Allan & Edwards will be reduced. Common stockholders may experience additional dilution as such newly issued securities may have rights, preferences or privileges senior to those of the holders of the common stock.

A component of our growth strategy is acquisitions, and our failure to complete future acquisitions successfully would slow our growth. We may not be able to identify tax preparation and small accounting businesses for acquisition, or we may not be able to make acquisitions on terms that we consider economically acceptable. If we are successful in completing acquisitions of tax preparation and small accounting businesses we may not be able to operate these acquisitions profitably. There is intense competition for acquisition opportunities in our industry and many of our competitors are more experienced and better capitalized. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our strategy of completing acquisitions is dependent upon, among other things, our ability to complete these acquisitions in cashless transactions, that is for stock of Bernard, Allan & Edwards with little or no cash investment on our part required. Our ability to pursue our growth strategy will be hindered if we are not able to complete cashless transactions or if we are not able to obtain additional debt or equity financing.

Our ability to grow through acquisitions and to manage that growth will require us to invest in operational, financial and management information systems and to attract, retain, motivate, and effectively manage our employees and retain our independent contractors. The inability to manage the integration of acquisitions effectively could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods, and whether or not those acquisitions are managed successfully.

Future acquisitions could result in large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our business, results of operations and financial condition. Furthermore, acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies, the diversion of management's attention from existing business concerns, the risks of entering geographic and business markets in which we have no or limited prior experience and the potential loss of key employees of acquired organizations. We have not made any acquisitions in the past. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Our New York City office may experience continued disruption due to the after-effects of the September 11 terrorist attacks. Because of the close proximity of the office to the World Trade Center business was severely disrupted for several weeks after September 11. Revenue for the months of September through December, 2001 were negatively affected. The number of sub-agents working out of the office has fluctuated between one and five at any one time. We cannot be assured that the New York City office will return to what were considered "normal" operations at any time in the future.

General

Bernard, Allan & Edwards, Inc. ("Bernard, Allan & Edwards") was incorporated in Florida on February 7, 2000. At the time of its organization Bernard, Allan & Edwards was named Internet E-Street.com, Inc. We intended at that time to pursue a niche business involving the design and development of internet web sites for small-medium sized retail businesses. We changed our business focus partly in response to the extreme volatility being exhibited in the US stock market for the shares of public companies similarly engaged in internet commerce, and partly because the low cost of entry into this line of business was likely to create continuous competitive pressures on the markets we could serve effectively, and on the amounts we could charge for our services. We believed these factors would negatively impact our ability to provide a reasonable return on investment to our shareholders.

Strategy

We determined that Bernard, Allan & Edwards would pursue a business strategy whereby it would become a management and holding company for its operating subsidiaries which would provide various financial services to United States consumers. As the first step in implementation of that strategy we acquired Bernard, Lee & Edwards Securities, Inc. ("Bernard Lee Securities") , a NASD registered broker dealer, on March 16, 2001. The acquisition was accomplished in a tax free exchange of common stock whereby we exchanged 1,247,500 shares of our common stock for all the outstanding common stock of Bernard Lee Securities. On March 22, 2001 we incorporated in Florida a wholly owned subsidiary called Accounting Services Acquisition Partners, Inc. ("ASAP") but have had no activity in this subsidiary.

We intend to provide a wide range of financial products and services to our customers including personal and business accounting, tax and financial planning, estate planning, long term investments such as annuities and mutual funds, loans and mortgages, and various insurance products. At present we can provide our customers with mutual funds, managed accounts, stocks, bonds, and money markets. We have recently made arrangements to provide Nationwide insurance products such as annuities. Our strategy for providing other products and services such as accounting, tax preparation, and estate planning is to incorporate these products and services into our business as they become available through the relationships we make with tax and accounting professionals.

We intend to use ASAP to acquire small tax preparation and accounting businesses in the State of Florida. Additionally, we intend to recruit individual tax preparation and accounting professionals as independent contractor sales agents of our broker-dealer subsidiary. The latter approach is meant to attract tax preparation and accounting professionals who are interested in expanding their respective businesses without losing ownership and control.

We believe that this strategy will provide an opportunity for accelerated growth in the number of customers qualified to purchase our products and services, and for growth in the revenue stream which such sales would generate. We believe that many professional tax preparation businesses and accounting firms have a unique relationship founded on service, loyalty and trust with their established clientele. We believe that when providing tax preparation and accounting services to this clientele that many opportunities will arise to provide a wide range of financial services and products.

We believe that many small tax preparation and accounting business do not have a practicable exit strategy when it comes time to retire or sell their businesses. We understand that it is common practice in certain regions of South Florida that these kinds of businesses are sold at one times annual revenue with payout arrangements commonly extending over five or more years. Based on these anecdotal assumptions we believe that there is a substantial universe of potential acquisition candidates in Florida who would be willing to be acquired in exchange for common stock issued to them by a publicly traded company.

We have had discussions with the principals of some tax preparation and accounting business and have made some preliminary evaluations of those businesses, but no acquisitions have occurred to date, and none is immediately pending. Although our senior management is experienced in investment banking operations including mergers and acquisitions, they are not experienced in acquiring tax preparation and accounting businesses, nor are they experienced in operating such businesses. We may not be able to identify suitable tax preparation and small accounting businesses for acquisition, or we may not be able to make acquisitions on terms that we consider economically acceptable. If we are successful in completing acquisitions of tax preparation and small accounting businesses we may not be able to operate these acquisitions profitably. There is intense competition for acquisition opportunities in our industry and many of our competitors, such as American Express, H&R Block, and Gilman & Ciocia are considerably more experienced, have a greater number of employees qualified to evaluate and manage these kinds of operations, and are better capitalized and able to offer potential acquisition candidates cash or combinations of cash and securities in well-known, established companies.

Although we intend to pursue acquisitions of a size which may not normally be attractive to our previously mentioned larger competitors and others, competition for acquisitions from competitors may increase the cost of, or cause us to refrain from, completing certain acquisitions. Our strategy of completing acquisitions is dependent upon, among other things, our ability to complete these acquisitions in cashless transactions, that is for stock of Bernard, Allan & Edwards with little or no cash investment required on our part. Our ability to pursue our growth strategy will be hindered if we are not able to complete these cashless transactions or if we are not able to obtain additional debt or equity financing to fashion more flexible and competitive offers.

Broker-dealer Subsidiary

Our broker dealer subsidiary, Bernard, Lee & Edwards Securities, Inc. is a NASD registered broker dealer that is qualified to do business in 24 states . We acquired 100% of Bernard Lee Securities in a stock for stock exchange with the Bernard Lee Securities shareholders on March 16, 2001. Bernard Lee Securities has been a retail firm since its inception in January, 1989 and it currently offers through its independent contractors all the products and services of a full service brokerage firm, including mutual funds, managed accounts, stocks, bonds, money markets. Bernard Lee Securities also provides limited investment banking services, but only through management personnel.

Bernard Lee Securities operates through independent contractors in all the states in which it conducts business Its business practices require that it enter into independent contractor agreements with registered and qualified individuals and entities ("Independents"). Independents that operate as entities, for example a corporation, may employ any number of registered individual brokers who are called sub-agents. Bernard Lee Securities requires a minimum deposit of $20,000 upon execution of the entity agreement if any entity will employ sub-agents. Additional deposit amounts are imposed at the discretion of Bernard Lee Securities if management determines that such an additional deposit was prudent in the circumstances. At present we have independent contractor operations in only one location, New York City. That office employs about five sub-agents servicing approximately 300 retail customers.. The New York City office provides a significant part of our revenue which is derived primarily from sales of mutual funds and equity securities listed on the major US stock exchanges. We do not intend to attract independent contractors to increase the size of the New York City office and will be seeking growth of the business by establishing independent contractor relationships with tax and accounting professionals in Florida.

Generally, the entity agreement allows independents to do business under Bernard Lee Securities' NASD license in the states where Bernard Lee Securities is registered as a broker dealer. Independents may apply for registration in additional states but they are personally responsible for the costs of such registration. The entity agreement establishes specific standards of ethical conduct and practice and Bernard Lee Securities retains the right to terminate Independents in any state if said standards are violated. Bernard, Lee Securities principals make personal visits to Independent's locations to review the Independent practices and procedures and assure compliance with our agreement and with relevant laws and regulations. Independents with sub-agents provide Series 24 General Principal personnel for on site supervision of their retail operations. Independents are allowed to employ account openers in accordance with NASD regulations. Independents are allowed to submit agency trades only to the Bernard Lee Securities clearing correspondent, JB Oxford & Company, for execution.

Bernard Lee Securities currently provides the following products and services:

  Equities transactions are limited to exchange listed securities. As a matter of policy we do not offer or effect transactions in "penny" stocks, designated securities, or equity securities not listed on the major US stock exchanges or the NASDAQ Over the Counter Bulletin Board ("OTCBB").

  We do not make a market in any securities.

  We do not maintain inventories of securities for sale to customers, nor do we act as principal in any transactions except for the limited purpose of facilitating a customer's trade.

  Mutual funds are provided through Fidelity Investments, the nation's largest mutual fund family, and through JB Oxford & Company who provides a comprehensive range of mutual fund families and categories.

  We offer fixed income products, including municipal bonds, corporate bonds, U.S. treasury & agency securities, mortgage backed securities, CDs and others, fixed and variable annuities, and Unit Investment Trusts ("UITs").

  All Bernard Lee Securities trades are cleared through JB Oxford & Company's clearing and execution services ("JBOC"). The clearing relationship involves the sharing of broker-dealer responsibilities between us, the introducing broker, and JBOC, the clearing broker. As the introducing broker we are responsible for:

  all customer contact,

  opening customer accounts,

  determining customer suitability,

  placing customer orders

  responding to customer inquiries.

JBOC, acting as the clearing broker, generally provides clearing and execution services including:

  receipt,

  confirmation,

  settlement,

  delivery and

  record-keeping functions involved in a securities transactions.

  JBOC also provides back-office functions such as maintaining customer accounts, extending credit (in a margin account) to the customer, settling security transactions with the Depository Trust Company ("DTC") and the National Securities Clearing Corporation ("NSCC"), preparing customer trade confirmations and statements, performing certain cashiering and safe keeping functions, transmitting tax information to our customer and tax authorities, forwarding proxies and other shareholder information to our customers and similar activities. We pay JBOC a percentage of every trade and have a $35,000 deposit with JBOC.

The JBOC agreement can be terminated by either party with 30 days written notice to the other. JBOC reserves the right to immediately terminate the Agreement upon breach of any warranty covenant or condition by us. For example, we warrant that we will remain a member in good standing of the National Association of Securities Dealers, Inc.; that we will remain, duly registered or licensed and in good standing as a broker/dealer under all applicable Federal and State laws; that we will remain in compliance with the capital and financial reporting requirements of every securities exchange, securities association of which we are a member, and the Securities and Exchange Commission.

Management believes that a termination of the JBOC agreement would cause inconveniences to our customers, but would not be likely to cause any material disruption in the business. The basis for this belief is the ready availability of several other clearing organizations that provide similar services at substantially similar costs, including the amount of our deposit with JBOC. This may not be the case if the nature or the volume of our business should change substantially in the future.

Pursuant to our agreements with Independents, Bernard Lee Securities is not liable for any financial commitments made by Independents which may be necessary to operate their business, including such items as rent, utilities, computer networks and software, bad trades, sub-agent commissions, FICA, and other taxes, etc. Bernard Lee Securities is paid a percentage of the gross commissions generated each month by the Independents before any expenses are deducted. Bernard Lee Securities is paid a percentage which ranges from 10% to 40% with respect to entities, and 40% with respect to most individual Independents. These percentages will vary with gross production levels. Commission checks are paid directly to Bernard Lee Securities by its clearing firm, usually by the 6th day of the following month. Bernard Lee Securities deducts its percentage of commissions and other expenses due from the Independents, if any, and forwards the balance on to its Independents. In most cases Independents are paid commissions by the 20th day of the month in which Bernard Lee Securities is paid.

We agree to provide to our Independents reasonable trading, compliance, registration and operation services necessary to carry on the business of stock and securities brokerage. The Independents have the duty to provide their subagents with marketing and product information and training as is appropriate to enable them to professionally serve their clients. Independents act as the liaison between their subagents and us; and report client complaints to us. Independents supervise and effect all policies, procedures and requirements as outlined an our written supervisory procedures.

Independents are free to exercise their own judgement, bearing in mind with state and Federal laws and, as to the persons or entities from whom it will solicit orders regarding sale and/or purchase of stock and securities and the time and place of solicitation. Independents are prohibited from using "cold callers."

All expenses for travel, entertainment, office, clerical, maintenance and general selling expenses are borne wholly by Independents and in no case are we contractually responsible or liable thereof. Independents agree to indemnify us from and against any and all loss, damages, claims, suits or actions at law, or otherwise; judgements and costs that shall arise from, or grow out of any injury to persons or property caused by or resulting from the acts of the Independents or their employees. Notwithstanding our agreements with Independents we remain potentially liable for the activities of our subsidiaries, the Independents, and their sub-agents. For example, Bernard Lee Securities was recently named as a defendant in a NASD arbitration initiated by a retail customer of our New York City Independent. The amount of the claim exceeds the net worth of our broker-dealer subsidiary and an adverse result could force Bernard, Lee Securities to permanently cease operations. See "Legal Proceedings."

Gross revenues earned primarily on commissions from customer transactions was $89,195 for the fiscal year ending December 31, 1999 and $409,341 for the fiscal year ending December 31, 2000. Expenses during fiscal 1999 were $131,994 and Bernard Lee Securities experienced a net loss of ($42,799) for that year. Expenses during fiscal 2000 were $384,915 and Bernard Lee Securities experienced a net profit of $24,426 for fiscal 2000. The substantial increase in revenue and expenses from fiscal 1999 to fiscal 2000 is due primarily to the establishment of a New York City office that resulted in more sales and the payment of more commissions to the independent contractors working out of that office. Immediately prior to the establishment of the New York office sales were made primarily by management. The New York office was located in close proximity to the World Trade Center and the staff did not have full access to the office December. The staff has conducted business out of temporary offices and expects to continue to do so until probably early in the first quarter of 2002 when telephone service is expected to be fully restored. Revenue for the months of September and October were negatively impacted and substantially reduced making profitability for fiscal 2001 unlikely.

Our Proposed Method of Operation

In accord with our business plan we intend to provide in the future a wide range of financial products and services to our customers including personal and business accounting, tax and financial planning, estate planning, long term investments such as annuities and mutual funds, loans and mortgages, and various insurance products. We do not currently offer all these products and services, nor do we currently have arrangements or agreements in place which would permit us to offer these products and services. Presently, through our broker dealer subsidiary we are able to offer our customers all the products and services of a full service brokerage firm, including mutual funds, managed accounts, stocks, bonds, money markets, and limited investment-banking services. We intend to provide accounting services, tax and financial planning, estate planning, and loans and mortgages by engaging independent contractors to provide those specialized services, or by acquiring small business firms which have completed all licensing and other regulatory requirements, if any, for the products and services which they provide, and which are already established in one or more of these fields. Our initial focus will be the addition of tax and accounting professionals as independent contractors to offer the products and services currently available through our broker dealer subsidiary. We do not have a specific timetable within which we intend to add to the range of products or services.

Our failure to complete acquisitions successfully would slow our rate of proposed growth. We may not be able to identify tax preparation and accounting businesses for acquisition. We may not be able to make acquisitions on terms that we consider economically acceptable. Because of our limited capital resources as compared to many of our competitors, we intend to make acquisitions for stock and not for cash. This limitation is likely to limit the universe of potential acquirees to less than would be available for cash offerings. Even if we are successful in completing acquisitions of tax preparation and accounting businesses we may not be able to operate these acquisitions profitably. There is intense competition for acquisition opportunities in our industry and many of our competitors are more experienced and better capitalized. Also, our management is not experienced in making tax and accounting acquisitions or in operating businesses of this type.

We believe that the acquisition of established tax preparation businesses, or the affiliation of tax and accounting professionals as independent contractors, offers a practical opportunity to rapidly expand our customer base for financial products and services. We consider as true the hypothesis that customers of professional tax preparation and accounting services comprise an important demographic for the purchase of the kinds of financial products and services presently offered, and to be offered in the future, by subsidiaries of Bernard, Allan & Edwards. The recent trend in the provision of financial products and services as demonstrated by such established companies as American Express and H&R Block is to provide qualified customers with the convenience of "one-stop" shopping for this combination of products and services. We believe also that many tax preparation and accounting professionals enjoy a relationship of confidence and trust with their clients and may be able to suggest financial products and services that more closely match the particular needs of these clients than other, more traditional, financial service providers.

We anticipate that upon the completion of the acquisition of any tax preparation or accounting business, that the principals or employees of that acquisition may require special education and training to become licensed as securities registered representatives, mortgage brokers, or insurance agents, as the case may be. Drawing upon the experience of our management in the securities industry, we are setting up an in-house training program for those persons who desire to become securities registered representatives following any such acquisition. However, actual license preparation for completing testing as a mortgage broker or salesman, or as an insurance agent will be provided by independent third party schools that specialize in test preparation.

Initially we will restrict our search for suitable tax preparation and accounting acquisition candidates and independent contractors to the State of Florida. The Florida Society of Enrolled Agents ("FSEA") is a not-for-profit organization comprised of Enrolled Agents who are licensed by the US Treasury to represent taxpayers before the Internal Revenue Service. The FESA website lists about 300 members in Florida who are tax professionals with expertise in tax preparation from individuals to small businesses and corporations. The actual number of potentially suitable tax preparation business acquisition candidates in Florida is unknown and it is believed to be substantially higher than the number of members of The Florida Society of Enrolled Agents.

The Economic Survey of 1997 reports that there are about 900 certified public accounting firms located in Florida with annual revenue of between $100,000 and $500,000. We have identified the members of this accounting revenue group as our primary target market. If we are successful in this venture, we believe that the additional clients gained from these affiliations will provide numerically greater opportunities for Bernard, Allan & Edwards's broker dealer subsidiary to provide these clients with products and services from which it will earn commissions and fees. We anticipate that the principals of many accounting firms may prefer adding financial services to their business as opposed to selling their entire practice. In these situations we intend to offer these principals the opportunity to affiliate with our broker-dealer subsidiary as financial services independent contractors. We have identified a small number of accounting firms with whom we intend to discuss our business plans but at the date of this Prospectus no negotiations have taken place. We lack experience in acquiring tax and accounting businesses, and we lack experience in recruiting financial services salespeople from among tax and accounting professionals. This lack of experience may present unanticipated obstacles in implementing our plan.

Bernard, Allan & Edwards also intends to increase the number and variety of financial products and services it can offer to its clients by expanding into tax and estate planning, mortgages, and insurance products although it presently has no specific time table for when all these new products and services may become available. In furtherance of this plan we have made an agreement with Nationwide Insurance to offer their products and services. Our ability to offer tax and estate planning services will become available as we establish relationships with accounting firms that have expertise in these areas. We understand that many accounting firms presently provide mortgage financing services to their existing clients and we believe that these same services will become available to all brokerage service customers as these relationships with tax and accounting professionals who currently provide these services are established. Because the future availability of many of these products and services is dependent upon our first acquiring tax and accounting businesses, or recruiting tax and accounting professionals who currently offer these products and services, w e are not able at this time to establish any particular time table for the availability of any of these new product and services.

We intend to remain consistent with our established business practices concerning the operation of the broker dealer subsidiary and the utilization of independent contractors to sell full service brokerage firm financial products and services. We do not anticipate that the number of employees of the broker dealer subsidiary will increase beyond that which may be required to perform necessary clerical and administrative functions commensurate with the then existing volume of business. Although there is no definite plan to do so, we intend to organize or acquire additional subsidiaries, if necessary, to operate as a licensed mortgage broker or salesman, or as a licensed insurance agency.

Bernard, Allan & Edwards operating subsidiaries will earn commissions from the provision of financial products and services whether those products and services are provided directly by properly licensed personnel who are Bernard, Allan & Edwards' subsidiary's independent contractors or through a commission sharing arrangement with unrelated entities when customers are referred to or from such unrelated entities. In every case, the commissions will be earned by a subsidiary that is regulated by the appropriate federal or state agency for that product or service. The establishment of appropriate policies and procedures and operational compliance overview for each separate regulated line of business will be provided by the senior management of Bernard, Allan & Edwards who have many years of experience in this area.

In the event that we are successful in acquiring tax preparation firms, Bernard, Allan & Edwards' business of preparing income tax returns will subject it to potential civil liabilities under the Internal Revenue Code (the "Code"). Although Bernard, Allan & Edwards intends to establish policies and procedures which will assure compliance with all applicable laws and regulations, no assurance can be given that Bernard, Allan & Edwards will never incur any material fines or penalties respecting its intended tax preparation business. In addition, Bernard, Allan & Edwards does not presently maintain any professional liability or malpractice insurance and there is not present intention to obtain such insurance coverage. Although Bernard, Allan & Edwards believes that it complies, and will comply in the future, with all applicable laws and regulations for its present and intended lines of business, no assurance can be given that Bernard, Allan & Edwards will not be subject to professional liability or malpractice suits the cost of which could materially and adversely affect Bernard, Allan & Edwards' operations and financial condition. Management is not experienced in operating tax preparation businesses. The tax preparation industry is high competitive. Several competitors have brand identity and are widely recognized in our potential market area. Many advertise on television and other major media which we are not able to do because of our limited capital resources.

Bernard, Allan & Edwards' proposed tax preparation business, if we complete any acquisitions in this area, is likely to be conducted predominantly in the months of February, March and April when most individuals prepare their federal, state and local income tax returns. We may be required at some time in the future to establish a credit facility to provide additional funding during the off season and perhaps also during the peak season when we will likely be required to hire temporary tax preparation personnel.

Competition

The income tax preparation and financial planning services industries are highly competitive. Bernard, Allan & Edwards' competitors include companies specializing in income tax preparation as well as companies that provide general financial services. Many of these, which include H+R Block, Inc., H.D. Vest, Inc., Jackson Hewitt Tax Service, Inc. and Triple Check Income Tax Service, Inc. in the tax preparation field, and many well-known brokerage and other firms in the financial services field, have significantly greater financial and other resources than Bernard, Allan & Edwards, and established brand identities. No assurance can be given that Bernard, Allan & Edwards will be able to compete successfully with these older, more established companies. There can be no assurances that Bernard, Allan & Edwards will be able to compete successfully against its current or future competitors, or that competition will not have a material adverse effect on Bernard, Allan & Edwards' business, results of operations and financial condition.

Our market is intensely competitive and the products and services that we plan to offer may become subject to intense pricing pressures. The cost of entry into the tax preparation business, and the financial services business is very low. These pricing pressures could result in a reduction in our revenue that could materially, adversely affect our operations and our financial condition.

There can be no assurance that we will be successful in implementing our business plan, or that our products and services will gain acceptance in the marketplace, or that even if our products and services do gain acceptance, that we will be able to achieve a market share that will be adequate to generate enough revenue to meet our ongoing expenses.

A significant deterioration in general economic conditions in the United States would have an adverse effect on our business, results of operation and our financial condition. Professional tax preparation and many financial services are typically discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation, for the economy as a whole and in regional and local markets where we operate. There can be no assurance that consumer spending will not be adversely affected by general economic conditions, which could negatively impact our results of operations or financial condition. Any significant deterioration in general economic conditions or increases in interest rates may inhibit consumers' use of credit and stock purchases and cause a material adverse effect on our revenues and profitability.

ITEM 2. DESCRIPTION OF PROPERTY

Bernard, Allan & Edwards and its broker dealer subsidiary operate from dedicated, residential office space in Leesburg, Florida contributed by its Chief Executive Officer who is authorized to receive $1,000 per month as rent but has not done so. As and when administrative employees are added in the future we may relocate the executive office to commercial space at an estimated monthly cost of $2,000. The broker-dealer subsidiary operates primarily through independent contractors and is not obligated under any long-term property leases in any location.

ITEM 3. LEGAL PROCEEDINGS

On November 26, 2001, George B. Walker filed an amended statement of claim in a NASD dispute resolution arbitration against our subsidiary Bernard, Lee & Edwards Securities, Inc., Henry Paul Regan, a sub-agent of our independent contractor, and J.B. Oxford & Company, our clearing broker (NASD-DR Case No. 01-05754-Los Angeles) seeking $296,957 in compensatory damages and $5,000,000 in punitive damages. The statement of claim comprises allegations of fraud, securities fraud, conversion, and breach of fiduciary duty against the respondents. The claimant alleges that respondent Henry Paul Regan, a sub-agent in the New York City office, made improper investments in high risk securities, improperly churned George B. Walker's account, and illegally converted $137,300 in funds from George B. Walker's bank account. Bernard, Lee & Edwards Securities, Inc. denies its culpability respecting the claimant's allegations. We have added the principal of the New York City office as a third party defendant and pursuant to our Independent's Agreement will seek indemnification in the event of an adverse outcome. The amount of the claim exceeds the total assets of Bernard Lee Securities and an adverse outcome in line with the amount of the claim could force the subsidiary out of business and have a material, adverse effect on our plan of operations.

No director, officer or affiliate, any owner of record or beneficially of more than 5% of any class of voting securities, or security holder is a party adverse Bernard, Allan & Edwards, Inc. or has a material interest adverse to Bernard, Allan & Edwards, Inc..

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ending December 31, 2001 the shareholders of Bernard, Allan & Edwards approved: change of name to Bernard, Allan & Edwards, Inc.; change in address of corporate headquarters to 1016 Shore Acres Drive, Leesburg, FL; adoption of an incentive stock option plan to include 1,000,000 shares of common stock; election of directors and selection of auditor.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - DESCRIPTION OF SECURITIES - DIVIDENDS

As of March 21, 2002 there is no public trading market for shares of Bernard, Allan & Edwards's common stock, no par value per share (the "common stock"). There are 48 beneficial holders of record of the 3,429,800 shares of common stock that are issued and outstanding as of February 28, 2002. There are 30,000,000 authorized shares of common stock, no par value. This is the only class or series of common stock authorized by the Restated Articles of Incorporation.

Holders of our common stock are entitled to one vote for each share of common stock held of record. There are no cumulative voting rights. Each holder of our common stock is also entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. We have never paid any dividends on our common stock, and we do not anticipate declaring or paying dividends in the foreseeable future. It is anticipated that any earnings which may be generated from our operations will be used to finance our growth and will not be used to pay dividends on our common stock. The holders of our common stock are also entitled to share ratably in any distribution of our assets upon liquidation of Bernard, Allan & Edwards after payment of all debts and liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. There are no preemptive rights, conversion rights, redemption provisions or sinking fund provisions with respect to our shares of common stock.

We can issue up to 30,000,000 shares of common stock (26,570,200 are currently available to be issued), and up to 3,000,000 shares of preferred stock. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of Bernard, Allan & Edwards will be reduced. Shareholders may experience additional dilution as such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Bernard, Allan & Edwards does not currently have any contractual restrictions on its ability to incur debt and, accordingly, Bernard, Allan & Edwards could also incur significant amounts of indebtedness to finance its operations. Any one or a combination of these factors would dilute the respective ownership of each holder of common stock.

We have not declared any dividends since inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment of dividends is entirely within the discretion of the Board of Directors and will depend, among other things, upon our earnings, our capital requirements, and our financial condition, as well as other factors which the Board deems relevant at that time.

Preferred Stock, no par value

There are 3,000,000 authorized shares of preferred stock. No preferred shares have been issued. The terms of class or series, including the preferences, limitations, and relative rights for any Preferred Shares shall be determined by the Board of Directors without a vote of any stock holders before the issuance of any Preferred Shares.

Warrant A and Warrant B

Warrant A gives the holder the right to acquire eight shares of Bernard, Allan & Edwards's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of Bernard, Allan & Edwards's common stock for each warrant B at an exercise price of $4.00 per share. The warrants cannot be exercised until the effective date of a registration statement filed with the Securities and Exchange Commission for the purpose of registering Warrant A and Warrant B. Warrant A will expire twelve months from said effective date, and Warrant B will expire eighteen months from said date. The warrants will remain effective during the exercise period, and Bernard, Allan & Edwards's board of directors has the right to extend expiration dates as long as the registration statement filed with the SEC is kept current. Bernard, Allan & Edwards will have the right to call the warrants upon thirty days written notice to warrant owners, and it will pay $.02 per warrant for each warrant not exercised. Warrant A cannot be called unless the bid price of Bernard, Allan & Edwards's common stock is $2.00 or higher for a period of twenty consecutive trading days, and Warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

Heartland Warrants

The Heartland Warrants give the holder the right to acquire 1 share of common stock per warrant at an exercise price of $4.50 per share. There are 200,000 Heartland Warrants currently outstanding. The warrants will expire three years from the effective date of the registration statement to which this Prospectus relates. Holders may exercise any number of warrants from time to time, and at any time, at the exercise price up to the expiration date. Although not required to do so by agreement or otherwise, Bernard, Allan & Edwards does not intend to make the Heartland Warrants a separately tradable security distinct, and apart from the 200,000 shares of common stock underlying the warrants. This means that the Heartland warrants will not be listed on the OTCBB or any other listing service, and that the Heartland warrantholders will not have the ability to sell the warrants in the secondary market. Management believes that registering the Heartland warrants under the Securities Act, and listing the Heartland warrants would negatively impact the limited liquidity of our other securities. There are no other restrictions on transfer of the Heartland Warrants.

The following common stock warrants are outstanding:
Description	Number of Warrants	Number of Common Shares	Exercise Price
Warrant A	177,100	1,416,800	$1.25
Warrant B	177,100	442,750	$4.00
Heartland	200,000	200,000	$4.50

The number of outstanding shares of common stock would increase by 2,059,550 to 5,489,350 if the holders exercised all the currently outstanding warrants. The timing of the exercise of any warrants is unknown. All, a portion, or none of the currently outstanding warrants may eventually be exercised at prices ranging from $1.25 to $4.50 per share of common stock.

We intend to present our company to market makers to have our common stock quoted on the NASDAQ OTC Bulletin Board ("OTCBB"). One market maker is required to initiate the OTCBB qualification procedure and to have our stock quoted on the OTCBB, at the date of this report we have not entered into substantive discussions with any prospective market makers. However, management anticipates that it will commence such substantive discussions before the end of March, 2002.

The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers will not be permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. If our common stock were not quoted on the OTCBB, trading in our common stock would be conducted, if at all, in the over-the-counter market. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of the common stock.

On February 14, 2002 our Registration Statement on Form SB-2 was declared effective by the SEC. Before the exercise of any warrants, there are 177,100 shares of common stock available for secondary trading in the public market. The relative lack of liquidity in our common stock is likely to make the trading price our common stock volatile and subject to wide fluctuations, assuming that any trades do occur in the secondary market. Additionally, our stock price may become subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to ours and other events or factors. In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether or not successful, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition. It is possible that wide fluctuations in the trading price of our common stock could result in class action litigation against us, which even if such actions were successfully defended, would result in large expenses that would have a material, adverse effect on financial condition.

Under Rule 15g-9 of the Exchange Act, a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to or effect the purchase of a penny stock by any person unless: (a) such sale or purchase is exempt from Rule 15g-9; (b) prior to the transaction the broker or dealer has (1) approved the person's account for transaction in penny stocks in accordance with Rule 15g-9, and (2) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased; and (c) the purchaser has been provided an appropriate disclosure statement as to penny stock investment. The Securities and Exchange Commission adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (1) an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operations for at least three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years; (2) except for purposes of Section 7(b) of the Exchange Act and Rule 419, any security that has a price of $5.00 or more; and (3) a security that is authorized or approved for authorization upon notice of issuance for quotation on the NASDAQ Stock Market, Inc.'s Automated Quotation System. It is likely that shares of common stock, assuming a market were to develop therefore, will be subject to the regulations on penny stocks; consequently, the market liquidity for the common stock may be adversely affected by such regulations limiting the ability of broker/dealers to sell our common stock and the ability of shareholders to sell their securities in the secondary market. Moreover, our shares may only be sold or transferred by our shareholders in those jurisdictions in which an exemption for such "secondary trading" exists or in which the shares may have been registered

Potential future Rule 144 sales may impact the value of our common stock. As of February 28, 2002 of the thirty million shares of our common stock authorized, there were issued and outstanding 3,429,800 shares of which 3,252,800 are restricted securities as that term is defined under the Securities Act, and may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of (i) 1% of our outstanding common stock or (ii) the average weekly trading volume for the four week period prior to the proposed date of sale, every 3 months. Additionally, Rule 144 requires that an issuer of securities have available adequate current public information with respect to that issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule15c2-11 thereunder. Rule 144 also permits, under certain circumstances, that sale of shares by a person who is not an affiliate (and has not been an affiliate for the 90 day period preceding the proposed sale) of Bernard, Allan & Edwards and who has satisfied a 2 year holding period without any quantity limitation and whether or not there is adequate current public information available.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following should be read in conjunction with the Consolidated Financial Statements of Bernard, Allan & Edwards, Inc. and the notes thereto included elsewhere in this report.

Plan of Operation

Bernard, Allan & Edwards's general plan of operation for the next 12 months is to concentrate on expanding its client base of domestic consumers by acquiring or affiliating with established small tax preparation and accounting businesses and professionals located in Florida. The Economic Survey of 1997 reports that there are about 900 certified public accounting firms located in Florida with annual revenue of between $100,000 and $500,000. We have identified the members of this income group as our primary target market. If we are successful in this venture, we believe that the additional clients gained from these affiliations will provide numerically greater opportunities for Bernard, Allan & Edwards's broker dealer subsidiary to provide these clients with products and services from which it will earn commissions and fees.

We anticipate that the principals of many tax preparation and accounting firms may prefer adding financial services to their business as opposed to selling their entire practice. In these situations we intend to offer these principals the opportunity to affiliate with our broker-dealer subsidiary as financial services independent contractors. We have identified a small number of accounting firms with whom we intend to discuss our business plans but at the date of this report no negotiations have taken place. At present the broker-dealer subsidiary has agreements with one Independent and at any one time from one to five independent contractor sub-agents in New York City. These New York City office relationships predate our business plan regarding expansion through relationships with tax and accounting professionals. In the future, Management intends to expand the number of independent contractors only by attracting tax and accounting professionals in Florida and does not intend to add to its New York staff.

Bernard, Allan & Edwards also intends to increase the number and variety of financial products and services it can offer to its clients by expanding into tax and estate planning, mortgages, and insurance products. We presently have no specific time-table for when all, or any, of these new products and services may become available. In furtherance of this plan we have made an agreement with Nationwide Insurance to offer their insurance, mutual fund, and variable annuity products and services. Our ability to offer tax and estate planning services will become available when and as we establish relationships with accounting professional who have expertise in these areas. We understand that many accounting firms presently provide mortgage-financing services to their existing clients and we believe that these same services will become available to all our broker-dealer customers as relationships with tax and accounting professionals who currently provide these services are established. We are not able at this time to establish any particular timetable for the establishment of any of these new services.

Although management believes that it has developed a practical plan for expanding its operations through relationships with tax preparation and accounting professionals, management is not experienced in maximizing these relationships and may not have completely anticipated the obstacles in implementing its plan. Our product and service offering may not be deemed competitive against more established companies offering similar products and services. Our current lack of a formal customer-support infrastructure being offered by some of our competitors will hinder market acceptance. We may experience a period of adverse economic or stock market conditions during which period accounting professionals may become reluctant to diversify their tax and accounting businesses. There can be no assurances that management will be successful in taking the company along its intended plan of growth.

An unexpected event that has disturbed our progress in implementing our business plan is a NASD arbitration that has been filed against our broker-dealer subsidiary. Several allegations have been made by a retail customer that a sub-agent of our Independent from the New York City office made improper investments in high risk securities, improperly churned the customer's account, and illegally converted funds from the customer's bank account. See "Legal Proceedings." The amount of the claim exceeds the net worth of the broker-dealer subsidiary and an adverse result could cause the broker-dealer subsidiary to permanently cease operations. We are defending the claim and for indemnification we have added the independent contractor principal of the New York office as a respondent in the arbitration. However, although we believe that the broker-dealer subsidiary has a viable defense, we cannot make any authoritative estimate of the outcome of the arbitration at this time. We are also not able at this time to estimate the overall effect the arbitration proceeding may have on our marketing efforts with tax preparation and accounting professionals. Management is considering several options with respect to both the operation of the broker-dealer subsidiary and the manner of implementation of the business plan as it was developed.

Liquidity

At December 31, 2001 we had about $114,000 in liquidity comprised of cash, money markets, and a receivable immediately due from our clearing broker. This amount is believed sufficient to provide liquidity to our continuing operations over the next 12 months without taking into consideration the possible effects of an adverse decision in the arbitration mentioned earlier (See "Legal Proceedings"). Our New York office was located close to the World Trade Center in September, 2001 and business was disrupted for the months of September and October. Total revenue for the fiscal year ending December 31, 2001 was $215,560 or an average of slightly less than $18,000 per month. Monthly revenue from our existing broker-dealer operations over the 12 months beginning in January, 2002 is expected to range between $20,000 and $40,000, or $240,000 to $480,000 annually. Recurring monthly expenses over the same period are expected to range between $18,000 and $35,000 per month or $216,000 to $420,000 annually. Our actual revenue and expenses over the next 12 months may vary considerably from our estimates, and with respect to our broker-dealer operations, will depend in large part on stock market conditions and the US economy in general as well as investor perceptions of these conditions at any time. Our expenses consist primarily of commissions paid to independent contractors and are therefor directly proportional to our revenue. Our fixed expenses consist primarily of executive compensation, which is being paid in common stock not cash, telephone expenses of about $12,000 per year, license and regulatory fees of about $13,000 per year, and lease expenses, mail, and office supplies which total about $8,000 aggregate per year.

Unusual, nonrecurring, non-operating costs aside, there is no normal operating scenario where expenses would occur near the top of the range and revenues near the bottom of the range. Our independent contractors are responsible for their own operating expenses, and our fixed costs are historically low as a percentage of revenue. Generally, we are paid trading commissions by the 6th day of the month following the month in which the transaction occurred, and we pay our independent contractors by the 20th day of the month. We anticipate, therefor, that our existing cash resources, along with our anticipated revenue from operations, would allow us to continue to operate consistent with our past performance for a minimum of the next 12 months if no acquisitions for cash are made, and if no additional revenue is produced from other, new lines of business, and if none of the proceeds from the exercise of the redeemable warrants associated with this Offering, if any should occur, are applied for corporate purposes. We caution that an adverse decision in the aforementioned arbitration during fiscal 2002 would disrupt our operations and likely have a material, adverse effect on our revenue.

In light of our caution, we anticipate that our current liquidity will be sufficient to permit the addition of several additional independent contractors from the tax and accounting professions over the next 12 months. In the event that Bernard, Allan & Edwards is required to raise cash to implement its business plan beyond currently anticipated needs over the next 12 months, Management, because of its many years of experience in the industry and its assessment of the relationships it has established in the investment community, believes that Bernard, Allan & Edwards could possibly raise as much as $500,000 in cash through a public or private placement of its preferred or common stock, or through debt, or some combination of these securities. However, and particularly because of the uncertainty created by recently filed arbitration (See "Legal Proceedings") we can offer no assurances that we would actually be able to raise all or any portion of these funds, particularly in uncertain market conditions. Any additional issuance of common stock or any security that would be convertible into common stock would dilute the respective percentage of ownership of the common stockholders prior to such financing. Bernard, Allan & Edwards is not in default of any or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring immediate payment of any material amount that would adversely affect Bernard, Allan & Edwards's cash position or operations. We do not presently have any formal lines of credit or other financing sources other than as discussed above.

Results of Operations

Bernard, Allan & Edwards currently operates out of dedicated residential office space contributed by its chief executive officer. As support personnel are added Bernard, Allan & Edwards may decide to move to commercial offices at an estimated $24,000 annual rental. If this move is completed we would likely purchase or lease about $10,000 of additional office equipment.

Fiscal 2001 as compared to fiscal 2000. Revenue and expenses from broker-dealer operations varied substantially from fiscal 2000 to fiscal 2001. We established an independent New York office late in fiscal 1999 and full production from this office in fiscal 2000 is primarily responsible for the increase in revenue from $89,195 in fiscal 1999 to $409,431 in fiscal 2000. We experienced a gross profit of $24,423 in fiscal 2000 against a loss of ($75,178) in fiscal 2001. Fiscal 2000 was profitable primarily because of a year to year increase in cash flow from operations of $59,511 from the previous year. Expenses for each of these fiscal years were $384,915 in fiscal 2000 and $297,738 in fiscal 2001. A tabular breakdown of revenue and expenses is as follows:

	2001	2000
REVENUE:
Commission Income	$206,548	$392,193
Trading Income	1,588	4,727
Interest Income	2,071	5,365
Other Income	5,353	7,056
Total Revenue	$215,560	$409,341

EXPENSES:
Commission Expense	$130,611	$175,489
Salary Expense	36,511	30,419
Regulatory and Clearance Fees	39,155	78,671
Professional Expenses	37,392	4,192
Other Expenses	47,069	96,144
Total Expenses	$297,738	$384,915

Net Income (Loss)	($75,178)	$24,426
Net Income (Loss) per common share	($0.03)	$0.02

The decrease in commission income for fiscal 2000 is attributed to a general decrease in retail business throughout the summer and fall months due, in part, we feel, to a general decline in the stock market indexes for that period, and the disruption caused by the terrorist attack in New York City in September, 2001. Professional expenses increased disproportionately from $4,912 in fiscal 2000 to $37,392 in fiscal 2001 because of the preparation of a registration statement for our common stock and common stock warrants, and because of the maturation of the business plan that changed the focus of the company.

ITEM 7. FINANCIAL STATEMENTS

BERNARD, ALLAN & EDWARDS, INC.

INDEPENDENT AUDITOR'S REPORT & FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2000

and December 31, 2001

Larry Legel, CPA

5100 N. Federal Highway

Suite 409

Ft. Lauderdale, FL 33308

(954) 493-8900

BERNARD, ALLAN & EDWARDS, INC

FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2000

and December 31, 2001

TABLE OF CONTENTS

LARRY LEGEL, CPA

Practice Concentrating in

Taxation and Securities

5100 N. Federal Highway, Suite 409

Ft. Lauderdale, FL 33308

(954) 493-8900 Office

Fax to: (954) 493-8300

e-mail: LarryLegel@aol.com

LegelCPA@Bellsouth.net

INDEPENDENT AUDITORS REPORT

Stockholders

Bernard, Allan & Edwards, Inc.

Leesburg, Florida

I have audited the accompanying consolidated balance sheet of Bernard, Allan & Edwards, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, the financial position of Bernard, Allan & Edwards, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the financial statements, the wholly-owned subsidiary, Bernard, Lee & Edwards Securities, Inc. is a defendant in a claim in NASD arbitration which seeks more than $290,000 in compensatory damages and $5,000,000 in punitive damages along with fees and costs. The Company intends to defend itself and preliminary hearings and discovery proceedings are in the early stages. The ultimate outcome cannot be presently determined, but management is of the opinion that it may have a material impact on the Company's financial position. No provision for any liability that may result has been made in the financial statements. Nevertheless, due to uncertainties with the lawsuit, it is at least reasonably possible that management's view of the outcome will change in the near term.

Larry Legel

Certified Public Accountant

March 15, 2002

Ft Lauderdale, FL

	BERNARD, ALLAN & EDWARDS, INC.
CONSOLIDATED BALANCE SHEET.
	AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000
	AND DECEMBER 31, 2001

ASSETS
				Dec 31,2001	Dec 31, 2000
Current Assets:
Cash				$ 3,855	$48,283
Investments, Money Market				96,570	23,221
Accounts Receivable, clearing				14,741	15,271
Inventory				1,645	376
Note receivable				-	25,500
Prepaid Expenses				5,530	10,566
Total Current Assets				122,341	123,217

Other Assets:
Deposits				5,860	-

TOTAL ASSETS				$ 128,201	$123,217

	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable				$ 4,515	$3,535
Commissions Payable				11,078	8,606
Deposits held				20,000	20,000
Total Current Liabilities				35,593	32,141

Shareholders' Equity:
Common shares, No Par Value
30,000,000 and 5,000 shares authorized; and
3,199,800 and 4,490 issued and outstanding				182,807	45
Preferred stock, $.02 Par Value,
1,000 shares authorized; and
50 shares issued and outstanding				-	1

Additional paid in capital					358,271

Retained earnings (Deficit)				(90,199)	(267,691)

TOTAL SHAREHOLDERS' EQUITY				92,608	91,076

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY				$ 128,201	123,217

The accompanying notes are an integral part of these financial statements.

	BERNARD, ALLAN & EDWARDS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
	AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000
	AND DECEMBER 31, 2001

		Year		Year
		Ended		Ended
		Dec 31, 2001		Dec 31, 2000
REVENUES:
Commissions Income		$ 206,548		$ 392,193
Trading Income		1,588		4,727
Interest Income		2,071		5,365
Other Income		5,353		7,056
TOTAL REVENUES		215,560		409,341

EXPENSES:
Commissions Expenses		130,611		175,489
Salaries		36,511		30,419
Regulatory and Clearance Fees		39,155		78,671
Professional Expenses		37,392		4,192
Other Expenses		47,069		96,144
TOTAL EXPENSES		290,738		384,915

Income (Loss) Before Income Taxes		(75,178)		24,426

Provision for Income Taxes		0		0

Net Income (Loss)		$ (75,178)		$ 24,426

Net Income (Loss) per Share of Common Stock

Basic		($0.03)		$0.02

Diluted		($0.03)		$0.02

Weighted Average Number of Common
Shares Outstanding

Basic		2,228,675		1,008,755

Diluted		2,644,325		1,105,355

The accompanying notes are an integral part of these financial statements.

	BERNARD, ALLAN & EDWARDS, INC.
	CONSOLIDATED STATEMENT OF CASH FLOWS
	AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000
	AND DECEMBER 31, 2001

			Year		Year
			Ended		Ended
			Dec. 31, 2001		Dec. 31, 2001
Cash Flows from Operating Activities:
Net Income (Loss)			$ (75,178)		$24,426
Adjustment to Reconcile Net Income (Loss) to
Net Cash (Used In) Provided by
Operating Activities:
Increase in Receivables			26,030		28,604
Increase in Inventory			(1,269)		(376)
Increase in Prepaid Expenses			5,036		(1,950)
Increase in Deposits			(5,860)		-
Increase in Accounts Payable			2,297		3,402
Common Shares Issued for Compensation			31,008		-
Equipment as compensation			1,031
Loss on conversion of preferred stock			(10,500)
Net Cash (Used In) Operating Activities			(27,405)		54,106

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities			-		-

Cash Flows from Financing Activities:
Cash balance of Bernard, Allan
&Edwards, Inc. at time of acquisition			56,326		-
Dividends Paid			-		(33,441)
Net Cash Provided by Financing Activities			56,326		(33,441)

Net Increase in Cash and Cash Equivalents			28,921		20,665

Cash and Cash Equivalents
at Beginning of Period			71,504		50,839

Cash and Cash Equivalents
at End of Period			$ 100,425		$ 71,504

	BERNARD, ALLAN & EDWARDS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000
	AND DECEMBER 31, 2001

					ADDITIONAL	RETAINED
					PAID-IN	EARNINGS
	PREFERRED STOCK		COMMON STOCK		CAPITAL	(DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE
December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)

Preferred stock, cash dividend;						(33,441)

Net income for year						24,426

BALANCE
December 31, 2000	50	1	4,490	45	358,721	(267,691)

March 16, 2001
Acquisition of Bernard, Allan
& Edwards, Inc. by Bernard, Lee &
Edwards Securities, Inc.
Shares owned by BAE shareholders			1,177,100	64,756		(15,021)

Shares issued to BLE shareholders			1,247,500	87,043

March 16, 2001

Recapitalization of
Bernard, Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	(267,691)

Issuance of shares for services			775,200	31,008

Net income (loss) for year						(75,178)

Balance December 31, 2001	0	0	3,199,800	$182,807	0	($90,199)

The accompanying notes are an integral part of these financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash approximates fair value due to the short maturity of these instruments. None of the financial instruments are held for trading purposes.

	6

	BERNARD, ALLAN & EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000
	AND DECEMBER 31, 2001

DEPRECIATION

Equipment is carried at cost. Depreciation is computed using the straight line method for financial reporting purposes over a period of five years.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

INVENTORY

Inventory consists of shares of common stock in a publically traded company. The shares, which are owned by the broker dealer, are shown at fair market value on December 31, 2001.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.
Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 and 354,200 options and warrants were outstanding as of December 31, 2001 and December 31, 2000, respectively, but not included in the computation of the diluted earnings per share as the effect would be antidulitive. The loss per share for the year ended December 31, 2001, would have been $.06 per share had the acquisition not taken place and an additional 1,247,500 shares been issued.
See Note 7.

PRINCIPLES OF CONSOLIDATION

This report contains the accounts of Bernard, Allan & Edwards, Inc. and accounting predecessor, Bernard, Lee & Edwards Securities, Inc. The assets of Bernard, Lee &
Edwards Securities, Inc. were acquired as a purchase in late March, 2001. All intercompany accounts have been eliminated upon consolidation.

NOTE 2 - PREFERRED STOCK

The Company is authorized to issue 3,000,000 shares of no par value preferred stock.
No shares have been issued to date.

	BERNARD, ALLAN & EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000
	AND DECEMBER 31, 2001

NOTE 3 - CAPITALIZATION -- PRIVATE PLACEMENT

A private offering memorandum, dated July 1, 2000 provided for the sale of up to 250,000 units with an effective date of July 1, 2000. The offering price of a unit was $.40 and consisted of one share of common stock, one warrant A to purchase eight shares of common stock and one warrant B to purchase two and one-half shares of common stock. The agency agreement to offer the units for sale was signed with Bernard, Lee & Edwards Securities, Inc., a Company related through common ownership. The agreement for a payment of a 10% commission was for a period of ninety days. The offering closed during September, 2000 with the sale of 177,100 units.
Warrant A gives the holder the right to acquire eight shares of the Company's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of the Company's common stock for each warrant B at an exercise price of $4.00 per share. The warrants cannot be exercised until the effective date of the registration statement being filed with the
Securities and Exchange Commission for the purpose of registering the common stock and warrants. Warrant A will expire twelve months from said effective date, and warrant B will expire eighteen months from said date. The warrants will remain effective during the exercise period, and the Company's board of directors has the right to extend expiration dates as long as the registration statement filed with the SEC is kept current.
The Company will have the right to call the warrants upon thirty days written notice to warrant owners, and it will pay $.02 per warrant for each warrant not exercised.
Warrant A cannot be called unless the bid price of the Company's common stock is
$2.00 or higher for a period of twenty consecutive trading days, and warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

INCENTIVE STOCK OPTION PLAN

The Board of Directors has approved on March 16, 2001 and the shareholders have approved the plan to grant 1,000,000 options to purchase 1,000,000 common shares of the Company's stock. No options have been granted as of this date.

NOTE 4 - RELATED PARTY AND NOTE RECEIVABLE

The note receivable was dated August 2, 1999, bears interest at 8% per annum, and was written in the amount of $55,100. A $600 payment was made on September 17, 1999 and a $34,692 payment was made on September 30, 2000. The note was due on demand and was secured by stock of a publicly traded corporation. The maker of the note is Heartland Diversified Industries, Inc. The president and stockholder of Heartland is also the chief executive officer and a stockholder in Bernard, Lee & Edwards Securities, Inc.

The Note was satisfied on March 16, 2001 as part of the acquisition of Bernard, Allan &
Edwards, Inc. by Bernard, Lee & Edwards, Inc. See Note 7.

	BERNARD, ALLAN & EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000
	AND DECEMBER 31, 2001

NOTE 5 - DEPOSITS HELD

The Company holds a $20,000 deposit from the New York office of Bernard, Lee & Edwards
Securities, Inc. The money is being held to cover any unsecured customer debits.

NOTE 6 - INCOME TAXES

Significant components of deferred income taxes for both the parent company and the wholly-owned subsidiary are as follows:

Net Operating Loss		$351,423

Total Deferred Tax Asset		140,500
Less Valuation Allowance		140,500
Net Deferred Tax Asset		$0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $140,500 as of December 31, 2001 is maintained on deferred tax assets which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of December 31, 2001, the Company had a consolidated net operating loss carry forward of $351,423. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2009 and December 31, 2021.

NOTE 7 - PURCHASE OF SUBSIDIARY

The Board of Directors, on March 16, 2001, approved a plan to acquire Bernard,
Lee & Edwards Securities, Inc. This will facilitate the Company's plans to offer, besides accounting services, financial planning, variable annuities, mutual funds and investment banking which are all classified as securities. The Company acquired all of the outstanding common and preferred stock in exchange for 1,247,500 shares of common shares. Bernard, Lee & Edwards Securities, Inc. had 500 shares of
8% cumulative and convertible preferred stock outstanding. It also had a note receivable from a company, both of which were owned by a company whose principal stockholder and president is also a stockholder and the Chief Executive Officer of
Bernard, Allan & Edwards, Inc. As an inducement to the preferred stockholder to forgive all unpaid cumulative preferred dividends and to reduce the note receivable from
$25,000 to $15,000, the Company has issued warrants to purchase 200,000 shares of the Company's common stock at the exercise price of $4.50 for a period of three years from the effective date of the SEC registration with the understanding that the underlying shares to be issued upon the exercise of the warrants will be registered with the contemplated SEC filing.
	9

	BERNARD, ALLAN & EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000
	AND DECEMBER 31, 2001

This combination was accounted for as a purchase. Due to the fact that the shareholders of
Bernard, Lee & Edwards Securities, Inc. exchanged their shares for over 51% of the common stock of Bernard, Allan & Edwards, Inc. outstanding at the time, Bernard, Lee &
Edwards Securities, Inc. is the accounting predecessor. As such, this report shows the consolidated financial position of both companies at December 31, 2001, but only Bernard,
Lee & Edwards Securities, Inc. as of December 31, 2000. On the consolidated statement of operations, it also compares the results of operations for Bernard, Lee & Edwards Securities,
Inc. for the year ended December 31, 2000 with the consolidated results of both companies the year ended December 31, 2001. However, the results for Bernard, Allan & Edwards,
Inc. are only included from April 1, 2001. The transaction took place on March 16, 2001, but the books were not closed until March 31, 2001. The March 16 to March 31, 2001 activity for Bernard, Allan & Edwards, Inc. is diminimus and is not considered material.

The following table shows the separate historical results of Bernard, Allan & Edwards, Inc.
and Bernard, Lee & Edwards Securities, Inc. for the periods prior to the consummation of the exchange of shares between the shareholders of the two entities and subsequent to the exchange:
		Year		Year
		Ended		Ended
		Dec. 31, 2001		Dec. 31, 2000
Revenues:
Bernard, Allan & Edwards, Inc.		$1,453		$867
Bernard, Lee & Edwards Securities, Inc.		214,850		409,341
Intercompany eliminations		$216,303		$410,208

Consolidated revenues

Net Income ( Loss ) :
Bernard, Allan & Edwards, Inc.		-63,154		-2,823
Bernard, Lee & Edwards Securities, Inc.		-12,024		24,426
Total		-75,178		21,603

Bernard, Allan & Edwards, Inc.
Loss before acquisition		-5,731

Consolidated Net Income (Loss)		-80,909		$21,603

	BERNARD, ALLAN & EDWARDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AS OF AND FOR THE FOR THE YEARS ENDED DECEMBER 31, 2000
	AND DECEMBER 31, 2001

NOTE 8- CONTRACTS FOR SERVICES

The board of Directors, on March 16, 2001, approved a consulting agreement with a certified public accountant named Allan B. Dombrow. Mr. Dombrow, as a long-time practitioner in
South Florida, has agreed to be involved in identifying and evaluating accounting firms that may be acquired. The agreement will commence with the effective date of the SEC registration for the Company. In exchange for his services, Mr. Dombrow received 100,000 shares of common shares as initial compensation. The shares were valued at $.04 per share and the value of the initial compensation is $4,000.

During the second, third and fourth quarters of 2001, several officers of the Company received shares in lieu of salaries. The total common shares issued were 675,200 valued at $.04 per share for a total compensation of $27,008. The shares transferred to Mr. Dombrow at $.04 per share and the officers of the Company in the second and third quarters at
$.50 per share were retroactively reduced to $.04 per share by the Board of Directors.
This action was taken in reaction to the perceived reduction in value of the shares due to the litigation more further described in note 9.

NOTE 9 - LITIGATION

On November 26, 2001, an individual filed an amended statement of claim in NASD arbitration against our subsidiary Bernard, Lee & Edwards Securities, Inc., Henry Paul
Regan (an independent contractor agent in the New York office), and J.B. Oxford & Co.
(our clearing broker) seeking more than $290,000 in compensatory damages and
$5,000,000 in punitive damages along with fees and costs. We intend to defend against this claim and to seek indemnification from the independent contractor in the event that the claimant should prevail for all or any part of the amount of the claim. The final out-
come of the claim is uncertain and the amount of the claim exceeds our total assets by a significant amount. An adverse outcome could prevent Bernard, Lee & Edwards, Inc.
from continuing in business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Michael B. McLaughlin, Sr. 63, Director, Chief Executive Officer, Secretary. Mr. McLaughlin has many years of experience in investment banking operations, underwriting, and acquisitions and mergers. He became a licensed securities broker in 1965. He was employed by various over-the-counter firms in Minneapolis, MN for 10 years and advanced through the positions of sales manager and manager of the underwriting department. From 1976 through 1988 he invested in real estate, participated in private placements, was involved in real estate limited partnerships, and acted as a self-underwriter for Wireless Data Solutions, Inc. during its IPO. From 1988 to February, 1999 he was the Chief Executive Officer of Wireless Data Solutions, Inc., a public company. During this time period he founded Bernard, Lee & Edwards Securities, Inc., a NASD registered broker-dealer, and has served as its Chief Executive Officer since inception in 1989.

Thomas E. LaRossa, 69, Director, President, Treasurer. Mr. LaRossa is also the President, Treasurer, and Financial-Operations Principal (FINOP) of Bernard, Lee & Edwards Securities since 1997. He has been employed in the securities industry since 1953 and has served in several capacities for a number of broker-dealers in New York and Florida. Mr. LaRossa has many years of experience in broker dealer operations, including trading, market making, sales and trade practices, surveillance, supervisory and operational procedures, customer suitability, and other important compliance areas. He is past president of the Cashiers' Association of Wall Street and has acted as NASD arbitrator. Mr. LaRossa holds a Bachelor of Arts from Pace College, NY, NY.

None of our officers or directors has been a party, either in their individual capacity or in the capacity as an officer, director, partner or proprietor of any business entity, to any bankruptcy proceeding, criminal proceeding, or any prosecution or disciplinary proceeding under either the Federal or State Securities Laws.

At the date of this Prospectus only two members of the maximum nine members constituting the entire Board of Directors have been elected. The By-Laws permit the existing members of the Board of Directors to fill vacancies for a period up to the remaining term of any such vacancy. The current members anticipate that additional qualified members will be appointed to the Board of Directors over the next several months.

ITEM 10. EXECUTIVE COMPENSATION

This item provides disclosure of all cash, non-cash, plan and non-plan compensation awarded to, earned by, or paid to the named executive officer and director for all services rendered in all capacities to Bernard, Allan & Edwards and its subsidiaries.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Underlying Options/ SAR#	All Other Compensation
Michael B. McLaughlin, Sr.	2000	$10,000	0	0	0	0	0
CEO,CFO, Secretary	2001	$13,240	0	0	0	0	0

Thomas E. LaRossa	2000	0	0	0	0	0	0
President, Treasurer	2001	$13,240	0	0	0	0	0

AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR AND

FISCAL YEAR END OPTIONS/SAR VALUES

No options or SARs were exercised in the fiscal year ending December 31, 2001.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS

No options were granted as compensation to any persons during fiscal 2000. No stock appreciation rights (SARs) were granted as compensation to any persons in fiscal 2001.

STOCK OPTION PLAN

The Board of Directors has proposed and the shareholders have approved on March 16, 2001 the Incentive Stock Option Plan to grant 1,000,000 options to purchase 1,000,000 common shares of Bernard, Allan & Edwards's common stock at prices and upon terms to be determined by the Board of Directors or the Stock Option Committee if an when such committee shall come into existence. No options have been granted as of the date of this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Bernard, Allan & Edwards common stock as of February 28, 2002 by the directors of Bernard, Allan & Edwards, the Named Officers, each person known by Bernard, Allan & Edwards to be the beneficial owners of five percent (5%) or more of the common stock of Bernard, Allan & Edwards, and all directors and officers of Bernard, Allan & Edwards as a group.

Name and Position (if applicable)	Number of Common Shares Beneficially Owned (1)	Percentage of Class
Michael B. McLaughlin, Sr. Director, CEO, CFO Bernard, Allan & Edwards, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	1,651,600 (2)	48.2% (2)

Thomas E. LaRossa Bernard, Allan & Edwards, Inc. Director 1016 Shore Acres Drive Leesburg, FL 34748	910,600 (3)	26.5% (3)

Wyman Taylor Director of Heartland Industries, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	441,000 (4)	12.8% (4)

Heartland Diversified Industries, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	429,000 (2,3,4)	12.5% (2,3,4)

Bernard, Lee & Edwards Securities, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	100,000 (2,3,4)	2.9% (2,3,4)

All executive officers and directors as a group (2 persons)	2,562,200	74.7%

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly they may include securities owned by or for, among others, the wife and/or minor children or the individual and any other relative who has the same home as the individual, as well as other securities as to which the individual has or shares investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

(2) The number of shares presented beside Michael B. McLaughlin, Sr. in the above table includes the aggregate of shares of Common stock owned by Mr. McLaughlin and his wife; and by reason of his beneficial ownership of the Common stock held by Heartland Diversified Industries, Inc.(429,000); and by reason of his custodial control of Common stock owned by his children (102,000), and by reason of his managerial control of Bernard, Lee & Edwards Securities, Inc. (100,000).

(3) The number of shares presented beside Thomas E. LaRossa includes the aggregate of shares of common stock owned directly by him and by reason of his status as a director of Bernard, Lee & Edwards Securities, Inc. (100,000).

(4) The number of shares presented beside Wyman Taylor include the aggregate of shares of common stock owned directly by him (12,000) and by reason of his status as a director of Heartland Industries, Inc. (429,000).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bernard, Allan & Edwards does not have any formal policy concerning the direct or indirect pecuniary interest of any of its officers, directors, security holders or affiliates in any investment to be acquired or disposed of by Bernard, Allan & Edwards or in any transaction to which Bernard, Allan & Edwards is a party or has an interest.

Bernard, Allan & Edwards, Inc. was recently organized in February, 2000. Commencing in July, 2000 Bernard, Allan & Edwards conducted a private offering of its securities which were sold by Bernard, Lee & Edwards Securities, Inc., which was paid commissions of $7,084 based upon the aggregate amount of sales of securities it made during that offering. Messrs. McLaughlin and LaRossa were controlling persons of Bernard, Lee & Edwards Securities, Inc.

A note receivable with a related party in the amount of $55,1000 was dated August 2, 1999, at 8% per annum. A $600 payment was made on September 17, 1999 and a $34,692 payment was made on September 30, 2000. The note was due on demand and was secured by stock of a publicly traded corporation. The maker of the note is Heartland Diversified Industries, Inc. The president and stockholder of Heartland is also the chief executive officer and a stockholder in Bernard, Lee & Edwards Securities, Inc. The Note was satisfied on March 16, 2001 as part of the acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards, Inc.

ITEM 13. RECENT SALES OF UNREGISTERED SECURITIES

At organization on February 7, 2000 we commenced issuance of an aggregate of 1,000,000 founders' shares to 13 individuals and 1 corporation at a nominal price of $.001 per share.

On and after July 1, 2000 we issued 177,100 Units comprising: 1 share of common stock; 1 Warrant A which may be exercised for 8 shares of common stock at the exercise price of $1.25 per share of common stock; 1 Warrant B which may exercised for 2.5 shares of common stock at the exercise price of $4.00 per share of common stock. The Units were acquired at an offering price of $.40 per Unit by 38 purchasers. We paid commissions on these sales to Bernard, Lee & Edwards Securities, Inc., a NASD broker dealer that we acquired recently in a stock for stock transaction. We paid $7,084 in commissions and fees and received $63,756 in net proceeds respecting this offering.

On March 16, 2001 we issued 100,000 shares of common stock to one individual as compensation for consulting services and as an incentive to continue to provide services for and create loyalty to Bernard, Allan & Edwards. The stock was issued at a revised stated value of $.04 per share. There were no fees or deductions.

During fiscal 2001 we authorized the issuance of 331,000 shares of common stock to our executive officers instead of cash compensation during the year. The stock was issued at various times at a revised stated value of $.04 per share. There were no fees or deductions.

The issuance of these shares was exempt from registration in reliance on Section 4(2) of the Securities Act. The purchasers had a prior business relationship with the founders, no general media was used in the offerings, and the purchasers are financially sophisticated investors with knowledge and experience in financial and business matters and were capable of evaluating the merits and risks of the prospective investment, and had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate the prospects for success of Bernard, Allan & Edwards and other relevant factors before making an investment.

ITEM 14. INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under Florida corporation law, no director of Bernard, Allan & Edwards shall be personally liable for monetary damages as such for any action taken by such director, or any failure on the part of such director to take any action, unless (I) such director has breached or failed to perform the duties of his office as set forth under applicable law; and (II) such breach or failure to perform constitutes self-dealing, willful misconduct or recklessness, except as otherwise provided by applicable law. Bernard, Allan & Edwards's Articles of Incorporation also provide that, if Florida law is hereafter amended to authorize the further elimination of limitation of the liability of the directors of Bernard, Allan & Edwards, then the liability of such directors shall be eliminated or limited to the fullest extent permitted by applicable law.

The Articles of Incorporation and the Bylaws (the "Bylaws") of Bernard, Allan & Edwards provide that Bernard, Allan & Edwards shall, to the full extent permitted by the laws of the State of Florida, as amended from time to time, indemnify all persons whom they may indemnify pursuant thereto. The Bylaws of Bernard, Allan & Edwards also provide that Bernard, Allan & Edwards may obtain insurance on behalf of such persons.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, Bernard, Allan & Edwards has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K we filed during fiscal 2001.

Exhibits
Item	Description
3(i)	Articles of incorporation	Previously filed with Form SB2 #333-62994
3(ii)	By-laws	Previously filed with Form SB2 #333-62994
(4)(i)	Heartland Warrant Agreement	Previously filed with Form SB2 #333-62994
(4)(ii)	Warrant A Agreement	Previously filed with Form SB2 #333-62994
(4)(iii)	Warrant B Agreement	Previously filed with Form SB2 #333-62994
(4)(iv)	Incentive Stock Option Plan	Previously filed with Form SB2 #333-62994
(5)	Opinion re: legality	Previously filed with Form SB2 #333-62994
(10)(i)	Nationwide General Agent Agreement	Previously filed with Form SB2 #333-62994
(10)(ii)	Independent contractor agreement	Previously filed with Form SB2 #333-62994
(10)(iii)	Clearing agreement	Previously filed with Form SB2 #333-62994
(23)	Consents	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD, ALLAN & EDWARDS, INC.

(Registrant)

By

MICHAEL MCLAUGHLIN, SR., CEO

/s/ Michael McLaughlin, Sr. CEO

March 21, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

MICHAEL MCLAUGHLIN, SR., DIRECTOR	THOMAS E. LAROSSA, DIRECTOR
/s/ Michael McLaughlin, Sr., Director	/s/Thomas E. LasRossa, Director
March 21, 2002	March 21, 2002