Form 10KSB/A
period 2001-12-31
BERNARD ALLAN & EDWARDS INC
filed 2002-05-02
CIK 1141413

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

[ ] Transitional Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001

Commission file number: 333-62994

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

Registrant's Telephone Number including Area Code: (800) 769-1037

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

This report contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended and Section 21e of the Securities Exchange Act of 1934, as amended. Those statements include the intent, belief or current expectations of the company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Accomplishing the strategy described herein is significantly dependent upon numerous factors, many that are not in management control. Some of these factors include the outcome of certain litigation, the ability of the company to raise sufficient capital, attract qualified management, attract new customers, and effectively compete against similar companies.

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

We may experience losses for the foreseeable future. Our only operating business at the date of this report, the broker-dealer subsidiary, experienced an operating loss of ($42,799) for the fiscal year ending December 31, 1999, an operating profit of $24,426 for the fiscal year ending December 31, 2000, and an operating loss of ($161,410) for the fiscal year ending 2001. We anticipate that the implementation of our business model will increase our operating expenses, although we are not able to forecast the dollar amount or percentage of such increase, especially in the areas of product development, and general and administrative expenses. To the extent that increases in our operating expenses precede or are not subsequently followed by corresponding increases in revenues, or if we are unable to adjust operating expense levels accordingly, our business, results of operations, and financial condition would be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability, or that our operating losses will not continue to increase in the future without a commensurate increase in revenue.

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

Fiscal 2001 as compared to fiscal 2000. Revenue and expenses from broker-dealer operations varied substantially from fiscal 2000 to fiscal 2001. We established an independent New York office late in fiscal 1999 and full production from this office in fiscal 2000 is primarily responsible for the increase in revenue from $89,195 in fiscal 1999 to $409,431 in fiscal 2000. We experienced a gross profit of $24,423 in fiscal 2000 against a loss of ($161,410) in fiscal 2001. Fiscal 2000 was profitable primarily because of a year to year increase in cash flow from operations of $59,511 from the previous year. Expenses for each of these fiscal years were $384,915 in fiscal 2000 and $376,970 in fiscal 2001. A tabular breakdown of revenue and expenses is as follows:

	2001	2000
REVENUE:
Commission Income	$206,548	$392,193
Trading Income	1,588	4,727
Interest Income	2,071	5,365
Other Income	5,353	7,056
Total Revenue	$215,560	$409,341

EXPENSES:
Commission Expense	$130,611	$175,489
Salary Expense	36,511	30,419
Regulatory and Clearance Fees	39,155	78,671
Professional Expenses	73,392	4,192
Other Expenses	97,301	96,144
Total Expenses	$376,970	$384,915

Net Income (Loss)	($161,410)	$24,426
Net Income (Loss) per common share	($0.07)	$0.02

The decrease in commission income for fiscal 2000 is attributed to a general decrease in retail business throughout the summer and fall months due, in part, we feel, to a general decline in the stock market indexes for that period, and the disruption caused by the terrorist attack in New York City in September, 2001. Professional expenses increased disproportionately from $4,912 in fiscal 2000 to $73,392 in fiscal 2001 because of the preparation of a registration statement for our common stock and common stock warrants, and because of the maturation of the business plan that changed the focus of the company.

ITEM 7. FINANCIAL STATEMENTS

BERNARD, ALLAN & EDWARDS, INC.

INDEPENDENT AUDITOR'S REPORT & FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2000

and December 31, 2001

Restated April 25, 2002

Larry Legel, CPA

5100 N. Federal Highway

Suite 409

Ft. Lauderdale, FL 33308

(954) 493-8900

BERNARD, ALLAN & EDWARDS, INC

FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2000

and December 31, 2001

Restated April 25, 2002

TABLE OF CONTENTS

LARRY LEGEL, CPA

Practice Concentrating in

Taxation and Securities

5100 N. Federal Highway, Suite 409

Ft. Lauderdale, FL 33308

(954) 493-8900 Office

Fax to: (954) 493-8300

e-mail: LarryLegel@aol.com

LegelCPA@Bellsouth.net

INDEPENDENT AUDITORS REPORT

Stockholders

Bernard, Allan & Edwards, Inc.

Leesburg, Florida

I have audited the accompanying consolidated balance sheet of Bernard, Allan & Edwards, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

CONSOLIDATED BALANCE SHEET

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000

AND DECEMBER 31, 2001

RESTATED APRIL 25, 2002

ASSETS

	Dec 31, 2001	Dec 31, 2000
Current Assets:
Cash	$3,855	$48,283
Investments, Money Market	96,570	23,221
Accounts Receivable, clearing	14,741	15,271
Inventory	1,645	376
Note receivable	-	25,500
Prepaid Expenses	5,530	10,566
Total Current Assets	122,341	123,217
Other Assets:
Deposits	5,860	-
TOTAL ASSETS	$128,201	$123,217

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$4,515	$3,535
Commissions Payable	11,078	8,606
Deposits held	20,000	20,000
Total Current Liabilities	35,593	32,141

Shareholders' Equity:
Common shares, No Par Value 30,000,000 and 5,000 shares authorized; and 3,199,800 and 4,490 shares issued and outstanding	269,039	45
Preferred stock, $.02 Par Value, 1,000 shares authorized; and -o- and 50 shares issued and outstanding	-	1
Additional paid in capital		358,721
Retained earnings (Deficit)	(176,431)	(267,691)

TOTAL SHAREHOLDERS' EQUITY	92,608	91,076

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$128,201	$123,217

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000

AND DECEMBER 31, 2001

RESTATED APRIL 25, 2002
	Year	Year
	Ended	Ended
	Dec 31, 2001	Dec 31, 2000
REVENUES:
Commissions Income	$206,548	$392,193
Trading Income	1,588	4,727
Interest Income	2,071	5,365
Other Income	5,353	7,056
TOTAL REVENUES	215,560	409,341

EXPENSES:
Commissions Expenses	130,611	175,489
Salaries	36,511	30,419
Regulatory and Clearance Fees	39,155	78,671

Professional Expenses	73,392	4,192

Other Expenses	97,301	96,144
TOTAL EXPENSES	376,970	384,915

Income (Loss) Before Income Taxes	(161,410)	24,426
Provision for Income Taxes	0	0
Net Income (Loss)	$(161,410)	$24,426
Net Income (Loss) per Share of Common Stock

Basic	($0.07)	$0.02

Diluted	($0.06)	$0.02
Weighted Average Number of Common
Shares Outstanding
Basic	2,228,675	1,008,755
Diluted	2,644,325	1,105,355

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000

AND DECEMBER 31, 2001

RESTATED APRIL 25, 2002
	Year	Year
	Ended	Ended
	Dec. 31, 2001	Dec. 31, 2000
Cash Flows from Operating Activities:
Net Income (Loss)	$(161,410)	$24,426
Adjustment to Reconcile Net Income (Loss) to
Net Cash (Used In) Provided by
Operating Activities:
Increase in Receivables	26,030	28,604
Increase in Inventory	(1,269)	(376)
Increase in Prepaid Expenses	5,036	(1,950)
Increase in Deposits	(5,860)	-
Increase in Accounts Payable	2,297	3,402
Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	117,240	-
Equipment as compensation	1,031
Loss on conversion of preferred stock	(10,500)
Net Cash (Used In) Operating Activities	(27,405)	54,106

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	-	-

Cash Flows from Financing Activities:

Cash balance of Bernard, Allan at time of acquisition	56,326	-
Dividends Paid	-	(33,441)
Net Cash Provided by Financing Activities	56,326	(33,441)

Net Increase in Cash and Cash Equivalents	28,921	20,665

Cash and Cash Equivalents
at Beginning of Period	71,504	50,839

Cash and Cash Equivalents
at End of Period	$100,425	$71,504

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH DECEMBER 31, 2001

RESTATED APRIL 25, 2002
	PREFERRED	STOCK	COMMON	STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINS (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE
DECEMBER 31, 1999	50	$1	4,490	$45	$358,721	($258,676)

Preferred stock, cash dividend						(33,441)
Net income for year						24,426

BALANCE
DECEMBER 31, 2000	50	1	4,490	45	358,721	(267,891)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc .by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders			1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,891
Balance of shares for services			775,200	117,270
Net income (loss) for year						(161,400)

BALANCE
December 31, 2001	0	$0	3,199,800	$269,039	$0	($176,431)

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000

AND DECEMBER 31, 2001

RESTATED APRIL 25, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Bernard, Allan & Edwards, Inc. was incorporated on February 7, 2000 in the State of Florida as Internet-Estreet.Com, Inc. On March 16, 2001, the shareholders approved the change of the name to Bernard, Allan & Edwards, Inc. The Company intends to achieve future growth through the acquisition of public accounting practices and the offering of investment banking services to the clients of these firms and others.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash approximates fair value due to the short maturity of these instruments. None of the financial instruments are held for trading purposes.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000

AND DECEMBER 31, 2001

RESTATED APRIL 25, 2002

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

INVENTORY

Inventory consists of shares of common stock in a publicly traded company. The shares, which are owned by the broker dealer, are shown at fair market value on December 31, 2001.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 and 354,200 options and warrants were outstanding as of December 31, 2001 and December 31, 2000, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive. The loss per share for the year ended December 31, 2001, would have been $.06 per share had the acquisition not taken place and an additional 1,247,500 shares been issued. See Note 7.

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

RESTATED APRIL 25, 2002

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

RESTATED APRIL 25, 2002

NOTE 5 - DEPOSITS HELD

The Company holds a $20,000 deposit from the New York office of Bernard, Lee & Edwards Securities, Inc. The money is being held to cover any unsecured customer debits.

NOTE 6 - INCOME TAXES

Significant components of deferred income taxes for both the parent company and the wholly-owned subsidiary are as follows:

Net Operating Loss	$437,655

Total Deferred Tax Asset	175,000
Less Valuation Allowance	175,000
Net Deferred Tax Asset	$0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $175,000 as of December 31, 2001 is maintained on deferred tax assets which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of December 31, 2001, the Company had a consolidated net operating loss carry forward of $437,655. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2009 and December 31, 2021.

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

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000

AND DECEMBER 31, 2001

RESTATED APRIL 25, 2002

This combination was accounted for as a purchase. Due to the fact that the shareholders of Bernard, Lee & Edwards Securities, Inc. exchanged their shares for over 51% of the common stock of Bernard, Allan & Edwards, Inc. outstanding at the time, Bernard, Lee & Edwards Securities, Inc. is the accounting predecessor. As such, this report shows the consolidated financial position of both companies at December 31, 2001, but only Bernard, Lee & Edwards Securities, Inc. as of December 31, 2000. On the consolidated statement of operations, it also compares the results of operations for Bernard, Lee & Edwards Securities, Inc. for the year ended December 31, 2000 with the consolidated results of both companies the year ended December 31, 2001. However, the results for Bernard, Allan & Edwards, Inc. are only included from April 1, 2001. The transaction took place on March 16, 2001,but the books were not closed until March 31, 2001. The March 16 to March 31, 2001 activity for Bernard, Allan & Edwards, Inc. is de minimus and is not considered material.

The following table shows the separate historical results of Bernard, Allan & Edwards, Inc. and Bernard, Lee & Edwards Securities, Inc. for the periods prior to the consummation of the exchange of shares between the shareholders of the two entities and subsequent to the exchange:
	Year	Year
	Ended	Ended
	Dec. 31, 2001	Dec. 31, 2000
Revenues:
Bernard, Allan & Edwards, Inc.		$1,453
$867
Bernard, Lee & Edwards Securities, Inc.	214,850	409,341
Intercompany eliminations	-	-

Consolidated revenues	$216,303	$410,208

Net Income ( Loss ) :
Bernard, Allan & Edwards, Inc.	(149,386)	(2,823)
Bernard, Lee & Edwards Securities, Inc.	(12,024)	24,426
Total	(161,410)	21,603

Bernard, Allan & Edwards, Inc.
Loss before acquisition	(5,731)	-

Consolidated Net Income (Loss)	($167,141)	$21,603

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000

AND DECEMBER 31, 2001

RESTATED APRIL 25, 2002

NOTE 8- CONTRACTS FOR SERVICES

The Board of Directors, on March 16, 2001, approved a consulting agreement with a certified public accountant named Allan B. Dombrow. Mr. Dombrow, as a long-time practitioner in South Florida, has agreed to be involved in identifying and evaluating accounting firms that may be acquired. The agreement commenced February 14, 2002, the effective date of the SEC registration for the Company. In exchange for his services, Mr. Dombrow received 100,000 shares of common shares as initial compensation. The shares were valued at $.40 per share and the value of the initial compensation is $40,000. The shares were transferred to Mr. Dombrow at $.40 per share.

During the second, third and fourth quarters of 2001, several officers of the Company received shares in lieu of salaries. The shares were transferred to the officers of the Company in the second and third quarters at $.50 per share and during the fourth quarter at $.04 per share.

Under Note 8 - Contracts for Services in the original Consolidated Financial Statements for the year ended December 31, 2001, the value of all shares transferred for compensation was listed at $0.04 per share. That note is restated to list the value of the shares transferred for compensation to several of the officers of the company at $.50 per share for shares transferred during the fourth quarter

The adjustment to compensation for the change is $50,232, based on 109,200 shares at $.46 per share increase.

The adjustment to professional fees for the change is $36,000 based on 100,000 shares at $.36 per share increase.

The total effect on earnings is $86,232.

NOTE 9 - LITIGATION

On November 26, 2001, an individual filed an amended statement of claim in NASD arbitration against the subsidiary Bernard, Lee & Edwards Securities, Inc., Henry Paul Regan (an independent contractor agent in the New York office), and J.B. Oxford & Co. (the clearing broker) seeking more than $290,000 in compensatory damages and $5,000,000 in punitive damages along with fees and costs. BLE intends to defend against this claim and to seek indemnification from the independent contractor in the event that the claimant should prevail for all or any part of the amount of the claim. The final outcome of the claim is uncertain and the amount of the claim exceeds the total assets of BLE by a significant amount. An adverse outcome could prevent Bernard, Lee & Edwards Securities, Inc. from continuing in business.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Comp	Restricted Stock Awards	Underlyg Options/ SAR#	All Other Comp
Michael B. McLaughlin, Sr.	2000	$10,000	0	0	0	0	0
CEO,CFO, Secretary	2001	$13,240	0	0	0	0	0

Thomas E. LaRossa	2000	0	0	0	0	0	0
President, Treasurer	2001	$13,240	0	0	0	0	0

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

(2) The number of shares presented beside Michael B. McLaughlin, Sr. in the above table includes the aggregate of shares of Common stock owned by Mr. McLaughlin and his wife (635,000); and by reason of his beneficial ownership of the Common stock held by Heartland Diversified Industries, Inc.(429,000); and by reason of his custodial control of Common stock owned by his children (102,000), and by reason of his managerial control of Bernard, Lee & Edwards Securities, Inc. (100,000).

(3) The number of shares presented beside Thomas E. LaRossa includes the aggregate of shares of common stock owned directly by him (425,000) and by reason of his status as a director of Bernard, Lee & Edwards Securities, Inc. (100,000).

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

April 25, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

MICHAEL MCLAUGHLIN, DIRECTOR	THOMAS E. LAROSSA, DIRECTOR
/s/ Michael McLaughlin, Director	/s/Thomas E. LasRossa, Director
April 25, 2002	April 25, 2002