Form 10QSB
period 2002-03-31
BERNARD ALLAN & EDWARDS INC
filed 2002-05-15
CIK 1141413

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended ..........................................................................................
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ..............................................to.........................................
Commission file number :333-62994

Bernard, Allan & Edwards, Inc.
(Exact name of small business issuer as specified in its charter)

Florida (State or jurisdiction of incorporation or organization)	41-1964282 (I.R.S. Employer Identification No.)
1016 Shore Acres Drive, Leesburg, Florida 34748 (800) 769-1037
(Address and telephone number of principal executive offices)
1016 Shore Acres Drive, Leesburg, Florida 34748
(Address of principal place of business or intended principal place of business)

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes X No........

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No........

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,532,800 shares outstanding at April 15, 2002
Transitional Small Business Disclosure Format (check one);
Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2002

AND

MARCH 31, 2001

Larry Legel, CPA

5100 N. Federal Highway

Suite 409

Ft. Lauderdale, FL 33308

(954) 493-8900

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

MARCH 31, 2002

AND

MARCH 31, 2001

LARRY LEGEL, CPA

Practice Concentrating in

Taxation and Securities

5100 N. Federal Highway, Suite 409

Ft. Lauderdale, FL 33308

Tel: (954) 493-8900

Fax: (954) 493-8300

e-mail: LarryLegel@aol.com

Legelcpa@bellsouth.net

ACCOUNTANTS REVIEW REPORT

Shareholders

Bernard, Allan & Edwards, Inc.

Leesburg, FL

I have reviewed the accompanying consolidated balance sheet of Bernard, Allan & Edwards, Inc. as of and for the periods ended March 31, 2002 and March 31, 2001, and the related consolidated statements of operations, and shareholders' equity and cash flows for the periods ended March 31, 2002 and March 31, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bernard, Allan & Edwards, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with Accounting Principles Generally Accepted in the United States.

Larry Legel, CPA

May 15, 2002

Ft Lauderdale, FL

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED BALANCE SHEET

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2002

AND MARCH 31, 2001

ASSETS

	March 31, 2002	March 31, 2001
Current Assets:
Cash	$8,442	$58,394
Investments, Money Market	52,144	44,465
Accounts Receivable, clearing	52,459	41,899
Inventory	1,400	12,795
Prepaid Expenses	4,148	3,604
Total Current Assets	$118,593	$161,157
Other Assets:
Deposits	-
TOTAL ASSETS	$118,593	$166,607

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:
Accounts Payable	$10,255	$1,950
Commissions Payable	11,423	1,290
Deposits held	-	20,122
Total Current Liabilities	$21,678	$23,362

Shareholders' Equity: Common shares, No Par Value 30,000,000 and 5,000 shares authorized; and 3,532,800 and 1,177,100 shares issued and outstanding	$282,361	$151,799
Preferred stock, $.02 Par Value, 1,000 shares authorized; and 50 shares issued and outstanding	-	-
Additional paid in capital	-	-
Retained earnings (Deficit)	(185,446)	(8,554)
TOTAL SHAREHOLDERS EQUITY	96,915	143,245
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$118,593	$166,607

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002

AND MARCH 31, 2001

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
REVENUES:
Commissions Income	$43,149	$80,279
Trading Income	(245)	12,202
Interest Income	178	427
Other Income	12,577	1,056
TOTAL REVENUES	55,659	93,964
EXPENSES:
Commissions Expenses	20,885	58,604
Salaries	15,744	3,360
Regulatory and Clearance Fees	6,554	13,363
Professional Expenses	12,198	2,630
Other Expenses	9,293	9,544
TOTAL EXPENSES	64,674	87,501
Income (Loss) Before Income Taxes	(9,015)	6,463
Provision for Income Taxes	0	0
Net Income (Loss)	$(9,015)	$6,463
Net Income (Loss) per Share of Common Stock
Basic	$0.00	$0.01
Diluted	($0.01)	$0.00
Weighted Average Number of Common Shares Outstanding
Basic	3,276,467	1,177,100
Diluted	3,830,687	1,531,300

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2002

AND MARCH 31, 2001

	Period Ended March 31, 2002	Period Ended March 31, 2001
Cash Flows from Operating Activities:
Net Income (Loss)	$(9,015)	$6,463
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Increase in Receivables	(37,718)	(1,128)
Increase in Inventory	245	(12,419)
Increase in Prepaid Expenses	1,382	6,962
Increase in Deposits	5,860	(5,450)
Increase in Accounts Payable	(13,915)	(9,930)
Adjustments not requiring outlay of cash:
Common Shares Issued for Compensation	13,322	-
Equipment as compensation	-	1,031
Loss on conversion of preferred stock	-	(10,500)
Net Cash (Used In) Operating Activities	(39,839)	(24,971)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	-	-

Cash Flows from Financing Activities:
Cash balance of Bernard, Allan & Edwards, Inc. at time of acquisition	-	56,326
Net Cash Provided by Financing Activities	-	56,326

Net Increase in Cash and Cash Equivalents	(39,839)	31,355

Cash and Cash Equivalents at Beginning of Period	102,425	71,504

Cash and Cash Equivalents at End of Period	$60,586	$102,859

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH MARCH 31, 2002

					ADDITIONAL PAID-IN	RETAINED EARNINGS
	PREFERRED	STOCK	COMMON	STOCK	CAPITAL	(DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE
December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)
Preferred stock, cash dividend:						(33,441)
Net income for year						24,426
BALANCE
December 31, 2000	50	1	4,490	45	358,721	(267,891)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders			1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard, Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,891
Issuance of shares for services			775,200	117,270
Net income (loss) for year						(161,400)

BALANCE
December 31, 2001 (audited)		$0	3,199,800	$269,039	$0	($176,431)
Issuance of shares for services			333,000	13,322
Net Income (loss) for period						(9,015)
BALANCE
March 31, 2002	0	$0	3,532,800	282,361	$0	(185,446)

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2002

AND MARCH 31, 2001

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

INVENTORY

Inventory consists of shares of common stock in a publicly traded company. The shares, which are owned by the broker dealer, are shown at fair market value on March 31, 2002 and 2001.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of March 31, 2002 and March 31, 2001, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

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

NOTE 3 - CAPITALIZATION -- PRIVATE PLACEMENT

A private offering memorandum, dated July 1, 2000 provided for the sale of up to 250,000 units with an effective date of July 1, 2000. The offering price of a unit was $.40 and consisted of one share of common stock, one warrant A to purchase eight shares of common stock and one warrant B to purchase two and one-half shares of common stock. The agency agreement to offer the units for sale was signed with Bernard, Lee & Edwards Securities, Inc., a Company related through common ownership. The agreement for a payment of a 10% commission was for a period of ninety days. The offering closed during September, 2000 with the sale of 177,100 units. Warrant A gives the holder the right to acquire eight shares of the Company's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of the Company's common stock for each warrant B at an exercise price of $4.00 per share. The warrants could not have been exercised until the effective date of the registration statement that has been filed with the Securities and Exchange Commission for the purpose of registering the common stock and warrants. The Company became effective February 14, 2002. Warrant A will expire twelve months from said effective date or February 14, 2003 and warrant B will expire eighteen months from said date or August 14, 2003. The warrants will remain effective during the exercise period, and the Company's board of directors has the right to extend expiration dates as long as the registration statement filed with the SEC is kept current. The Company will have the right to call the warrants upon thirty days written notice to warrant owners, and it will pay $.02 per warrant for each warrant not exercised. Warrant A cannot be called unless the bid price of the Company's common stock is $2.00 or higher for a period of twenty consecutive trading days, and warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

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

The Note was satisfied on March 16, 2001 as part of the acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards, Inc. See Note 7.

NOTE 5 - DEPOSITS HELD

The Company had held until the period ended March 31, 2002 a $20,000 deposit from the New York Office of Bernard, Lee & Edwards Securities, Inc. The money was being held to cover any unsecured customer debits.

NOTE 6 - INCOME TAXES

Significant components of deferred income taxes for both the parent company and the wholly-owned subsidiary are as follows:
Net Operating Loss	$446,670

Total Deferred Tax Asset	178,670
Less Valuation Allowance	178,670
Net Deferred Tax Asset	$0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $178,670 as of March 31, 2002 is maintained on deferred tax assets which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of March 31, 2002, the Company had a consolidated net operating loss carry forward of $446,670. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2009 and December 31, 2021.

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

This combination was accounted for as a purchase. Due to the fact that the shareholders of Bernard, Lee & Edwards Securities, Inc. exchanged their shares for over 51% of the common stock of Bernard, Allan & Edwards, Inc. outstanding at the time, Bernard, Lee & Edwards Securities, Inc. is the accounting predecessor. As such, this report shows the consolidated financial position of both companies at both March 31, 2002 and March 31, 2001.

On the consolidated statement of operations it also compares the results of operations for Bernard, Lee & Edwards Securities, Inc. for the period ended March 31, 2001 with the consolidated results of both companies for the period ended March 31, 2002. However, the results for Bernard, Allan & Edwards, Inc. are only included from April 1, 2001. The transaction took place on March 15, 2001, but the books were not closed until March 31, 2001. The March 16 to march 31, 2001 activity for Bernard, Allan & Edwards, Inc. is diminimus and is not considered material.

The following table shows the separate historical results of Bernard, Allan & Edwards, Inc.and Bernard, Lee & Edwards Securities, Inc. for the periods prior to the consummation of the exchange of shares between the shareholders of the two entities and subsequent to the exchange:
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenues:
Bernard, Allan & Edwards, Inc.	$60	$743
Bernard, Lee & Edwards Securities, Inc.	55,599	93,964
Intercompany eliminations	-	-

Consolidated revenues	$55,659	$94,707

Net Income ( Loss ) :
Bernard, Allan & Edwards, Inc.	(21,966)	(5,731)
Bernard, Lee & Edwards Securities, Inc.	12,951	6,463
Total	(9,015)	732

Bernard, Allan & Edwards, Inc.
Loss before acquisition	-	5,731

Consolidated Net Income (Loss)	($9,015)	$6,463

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

Under Note 8 - Contracts for Services in the original Consolidated Financial Statements for the year ended December 31, 2001, the value of all shares transferred for compensation was listed at $0.04 per share. That note is restated to list the value of the shares transferred for compensation to several of the officers of the company at $.50 per share for shares transferred during the fourth quarter.

The adjustment to compensation for the change is $50,232, based on 109,200 shares at

$.46 per share increase.

The adjustment to professional fees for the change is $36,000 based on 100,000 shares at $.36 per share increase.

The total effect on earnings is $86,232.

NOTE 9 - LITIGATION

On November 26, 2001, an individual filed an amended statement of claim in NASD arbitration against the subsidiary Bernard, Lee & Edwards Securities, Inc., Henry Paul Regan (an independent contractor agent in the New York office), and J.B. Oxford & Co. (the clearing broker) seeking more than $290,000 in compensatory damages and $5,000,000 in punitive damages along with fees and costs. The company intends to defend against this claim and to seek indemnification from the independent contractor in the event that the claimant should prevail for all or any part of the amount of the claim. The final outcome of the claim is uncertain and the amount of the claim exceeds the total assets of the subsidiary and the consolidated company by a significant amount. An adverse outcome could prevent Bernard, Lee & Edwards Securities, Inc. from continuing in business.

Item 2. Management's Plan of Operation.

Bernard, Allen & Edwards', Inc. general plan of operation since the fall of 2001 has been to concentrate on expanding it's broker-dealer subsidiary's client base of United States consumers by acquiring or affiliating with established small tax preparation and accounting businesses located primarily in Florida. The Economic Survey of 1997 reports that there are about 900 certified public accounting firms located in Florida with annual revenue between $100,000 and $500,000. We identified the members of this revenue group as our primary marketing targets. We believe that the principals of many accounting firms, large and small, are interested in adding financial services to remain competitive by expanding their number of customer offerings, and as a source of additional revenue outside their regular audit, tax preparation, and other accounting related lines. We have identified a small number of Florida accounting firms with whom we intend to discuss our business plan, but no negotiations have taken place.

The broker-dealer subsidiary, Bernard, Lee & Edwards Securities, Inc. operated one office in Lower Manhattan with about five independent contractor salespersons. Management did not intend to add to the staff of this New York city office but intended instead to add sales staff by affiliating with accounting professionals in Florida. Management also intended to increase the number and variety of financial products and services it could offer to its financial services customers by expanding into tax and estate planning, mortgages, and insurance products. Management did not have a specific timetable for when all, or any, of these new products and services would become available, although a business relationship had been established with a well known insurance company to offer their particular products and services to the public through Bernard, Lee & Edwards Securities, Inc..

During the fourth quarter of 2001 management learned that an independent salesperson working at the New York city office had been named as a defendant in an arbitration proceeding initiated by a customer of that independent salesperson. Bernard, Lee & Edwards Securities, Inc. was also named as a defendant in that proceeding along with JB Oxford & Co., the clearing broker. The amount of the claim in arbitration exceeded the cash and other assets of Bernard, Lee & Edwards Securities, Inc. and an adverse results in the arbitration proceeding would prevent the broker-dealer subsidiary from continuing in business. Management filed an answer to the arbitration complaint raising several defenses to having any liability for the actions of the independent contractor salesperson. During the fourth quarter of 2001 and the first quarter of 2002 management investigated the allegations of the complaint and consulted with its attorneys regarding the available defenses along with their assessment of the possible outcome of the proceedings. During this same period management did not actively pursue the implementation of the general business plan with respect to the accounting professionals in Florida.

In April, 2002 management determined that the cost of defending the arbitration claim along with the potential effect of an adverse result against Bernard, Lee & Edwards Securities, Inc., combined with a substantial year-to-year decline in revenue for the same period, made retaining the subsidiary too much of a disadvantage for the Bernard, Allan & Edwards' shareholders. On April 11, 2002 the Board of Directors of Bernard, Allen & Edwards, recommended, and the shareholders approved, a spin-off of Bernard, Lee & Edwards Securities, Inc. to the shareholders of record of Bernard, Allen & Edwards, Inc. The board of directors of Bernard, Lee & Edwards Securities, Inc. on April 15, 2002 notified its clearing broker, JB Oxford & Co. of its intention to discontinue its operations on May 15, 2002.

Management is considering several alternatives following the spin-off of its only operating subsidiary. Among the options that have been considered are the formation of a new broker dealer subsidiary, the acquisition of an existing NASD broker-dealer, or a change in the business strategy. The first two alternatives are estimated to require a cash outlay by Bernard, Allan & Edwards of between $75,000 - $100,000 to get a broker-dealer to the operational stage. The third alternative, a change in the business plan, could result in an entirely new strategy encompassing, perhaps, doing business in a different industry or sector. Management is also considering the possibility of acquiring an existing business in a stock for stock transaction. Management has discussed this latter possibility with different consultants who have presented business outlines for several candidate companies in a variety of industries. At the date of this report management has not made any commitment or taken any decision which would obligate Bernard, Allan & Edwards to enter into or complete any particular transaction.

At March 31, 2002 Bernard, Allan & Edwards had $60,566 in cash and cash equivalents and $52,459 in trade receivables. The receivables were generated by commissions and fees earned by our broker-dealer subsidiary, Bernard, Lee & Edwards Securities, Inc. The broker-dealer subsidiary was the company's only operating subsidiary throughout the first quarter of 2002, and our only source of revenue.

Commissions, and most other income categories, from broker-dealer operations declined substantially in the first quarter of 2002 as compared to the same three month period in fiscal 2001:
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Commission Income	$43,149	$80,279
Trading Income	(245)	12,202
Interest income	178	427
Other Income	12,577	1,056
TOTAL REVENUE	$55,659	$93,964

For the three month period ending March 31, 2002 monthly revenue averaged about $18,553 per month. Expenses during the same period averaged about $21,524 of which about $5,300 per month was in non-cash executive compensation. Professional expenses, including attorneys fees for litigation and regulatory matters, and accounting fees, averaged about $3,100 per month, which is an increase of about $2,200 per month for the same period in fiscal 2001. The increase in professional fees is due to the regulatory SEC filing requirements, which did not occur until after the end of March 31, 2001, and to the recent arbitration proceedings.

The broker-dealer subsidiary, which is scheduled to cease operations on May 15, 2002, was divested in a spin-off to the shareholders of Bernard, Allan & Edwards in April, 2002. As such, Bernard, Allan & Edwards does not presently have any operating subsidiaries or other sources of revenue. However, the divestiture of the broker-dealer subsidiary will also result in an operationally related drop in commission expenses, NASD regulatory fees, clearance fees, and professional fees which are incidental only to the broker-dealer operation.

Whether or not the company can satisfy its cash requirements in the next twelve months without having to raise additional cash will depend almost entirely on the course of action taken by management in adjusting to the change in circumstances. If a decision is taken to start or acquire another broker-dealer subsidiary then we will have to raise a minimum of $100,000 in cash over the next twelve months. If management takes a decision to merge with or acquire another business with cash reserves and cash flow then we can most likely satisfy our cash requirements from the cash at hand until that transaction is consummated. In that event we would also anticipate paying non-accounting professional and consulting fees, if any, in common stock.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2002 Lester Aisquith filed a statement of claim in an NASD arbitration (NASD-DR Case No. 02-01560 - Baltimore) against Oron J. Unger, a sub-agent in the NY City office of Bernard, Lee & Edwards Securities, Inc. who was also named as a defendant in the arbitration. The Claimant is seeking $600,000 in compensatory damages and $250,000 in punitive damages. The claim alleges violation of Section 10 of the Securities Exchange Act and Rule 10b-5 through the promotion and sale of securities that were unsuitable for the claimant. Bernard, Lee & Edwards Securities, Inc. intends to defend and has filed a responsive pleading with the NASD.

Item 2. Changes in Securities and Use of Proceeds

Bernard, Allan & Edwards, Inc. issued the following securities in lieu of cash compensation and without registration under the Securities Act during the period from January 1, 2002 to March 31, 2002.
Date

Title

Number of Shares

Price per Share

Purchaser

February 22, 2002

Common

75,000

$0.04

Michael McLaughlin

February 22, 2002

Common

75,000

$0.04

Thomas LaRossa

February 22, 2002

Common

75,000

$0.04

Peter Amaral

February 22, 2002

Common

3,000

$0.04

James Oberst

March 31, 2002

Common

50,000

$0.04

Michael McLaughlin

March 31, 2002

Common

50,000

$0.04

Thomas LaRossa

March 31, 2002

Common

3,000

$0.04

James Oberst

The issuance of these shares was exempt from registration in reliance on Section 4(2) of the Securities Act. The purchasers had a prior business relationship with the issuer, no general media was used in the offerings, and the purchasers are financially sophisticated investors with knowledge and experience in financial and business matters and were capable of evaluating the merits and risks of the prospective investment, and had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate the prospects for success of Bernard, Allan & Edwards and other relevant factors before making an investment.
The following information is being provided pursuant to Rule 463 (17 CFR 230.463) of the Securities Act of 1933.
This use of proceeds information relates to the registration statement which became effective on February 14, 2002, Commission File No. 333-62994. The self-underwritten offering described in that registration statement has not commenced because the issuer has not completed at the date of this report all the steps necessary to have its securities quoted on the NASDAQ OTCBB. vfinance Investments, Inc. has agreed to become a market maker for the issuer's securities and we anticipate the submission of the Form 15c2-11 and the completion of the OTCBB quotation process within the near future.
The issuer, Bernard, Allan & Edwards, Inc., did not incur from the effective date of the registration statement to the ending date of the report period any expenses for its account in connection with the issuance and distribution of the securities registered.

Item 3. Defaults upon Senior Securities

NA

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period covered by the ending date of this report. Subsequent to March 31, 2002, and on April 11, 2002 at a special meeting of the shareholders of Bernard, Allan & Edwards, Inc. the shareholders approved by unanimous consent of the shares voted the spin-off of Bernard, Lee & Edwards Securities, Inc. to the shareholders of Bernard, Allan & Edwards, Inc.

Item 5. Other Information.

NA

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None.

On May 1, 2002 Bernard, Allan & Edwards, Inc. filed a report on Form 8-K reporting that the directors and shareholders of Bernard, Allan & Edwards, Inc. had approved the spin-off of Bernard, Lee & Edwards Securities, Inc. and that that company was intending to cease operations on May 15, 2002. No financial statements were filed with the initial report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD, ALLAN & EDWARDS, INC.
(Registrant)
Date:May 15, 2002
/s/ Michael McLaughlin, CEO