Form 10QSB
period 2002-06-30
BERNARD ALLAN & EDWARDS INC
filed 2002-08-15
CIK 1141413

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,013,400 shares outstanding at August 15, 2002
Transitional Small Business Disclosure Format (check one);
Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERNARD, ALLAN & EDWARDS, INC

BALANCE SHEET

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2002

AND JUNE 30, 2001

ASSETS	June 30, 2002	June 30, 2001
Current Assets:
Cash	$4,050	$486
Investments, Money Market	-	31,103
Prepaid Expenses		2
Total Current Assets	$4,052	$31,589
TOTAL ASSETS	$4,052	$31,589
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$58	$27,300
Total Current Liabilities	$58	$27,300
Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000,000 shares authorized; and 8,863,400 and 2,574,600 shares issued and outstanding	$248,622	$64,756
Retained earnings (Deficit)	(244,628)	(60,467)
TOTAL SHAREHOLDERS' EQUITY	3,994	4,289
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,052	$31,589

The accompanying notes are an integral part of these financial statements

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

STATEMENT OF OPERATIONS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2002

AND JUNE 30, 2001

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001
REVENUES:
Interest Income	$41	$78
Other Income	-	263
TOTAL REVENUES	41	341
EXPENSES:
Salaries	810	27,300
Regulatory Fees	432	941
Professional Expenses	50,348	20,625
Other Expenses	13,173	3,389
TOTAL EXPENSES	64,763	52,255
Income (Loss) Before Income Taxes	(64,722)	(51,914)
Provision for Income Taxes	0	0
Net Income (Loss)	$64,722	$51,914
Net Income (Loss) per Share of Common Stock
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding
Basic	5,292,000	2,524,600
Diluted	5,846,200	3,078,800

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

STATEMENT OF CASH FLOWS

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2002

AND JUNE 30, 2001

	Period	Period
	Ended	Ended
	June 30, 2002	June 30, 2001
Cash Flows from Operating Activities:
Net Income (Loss)	$64,722	$51,914
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
<Decrease> in Accounts Payable	(4,644)	(123)
Adjustments not requiring outlay of cash:
Common Shares Issued for Compensation	53,306	27,300
Net Cash (Used In) Operating Activities	(16,060)	(27,737)
Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	-
Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities
Net Increase in Cash and Cash Equivalents	(16,060)	(24,737)
Cash and Cash Equivalents
at Beginning of Period	20,110	56,326
Cash and Cash Equivalents
at End of Period	$4,050	$31,589

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH JUNE 30, 2002

					ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT
	PREFERRED	STOCK	COMMON	STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE
December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)
Preferred stock, cash dividend;						(33,441)
Net income for year						24,426

BALANCE
December 31, 2000	50	1	4,490	45	358,721	(267,691)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders		1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard, Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,691
Issuance of shares for services			775,200	117,270
Net income (loss) for year						(161,410)

BALANCE
December 31, 2001 (audited)	0	$0	3,199,800	$269,039	$0	($176,431)
Issuance of shares for services			333,000	13,322
Net Income (loss) for period						(9,015)

BALANCE
March 31, 2002	0	$0	3,532,800	282,361	$0	(185,446)
April 11, 2002
Spin off of Bernard, Allan & Edwards Securities, Inc. to shareholders May 18, 2002				(87,045)		5,540
Issued 4,100,000 shares in an S-8 registration for consulting and other corporate services.			4,100,000	41,000
Issued shares in a one for three forward split			1,177,600	11,776
Issuance of shares for services			53,200	528
Net income (loss) for period						(64,722)

BALANCE
June 11, 2002.	$-	$-	$8,863,400	$248,622	$-	(244,628)

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2002

AND JUNE 30, 2001

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

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2002

AND JUNE 30, 2001

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

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of June 30, 2002 and June 30, 2001, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

PRINCIPLES OF CONSOLIDATION

This report contains the accounts of Bernard, Allan & Edwards, Inc. and accounting predecessor, Bernard, Lee & Edwards Securities, Inc. The assets of Bernard, Lee & Edwards Securities, Inc. were acquired as a purchase in late March, 2001. On April 3, 2002, the shareholders approve the spin off of Bernard, Lee & Edwards Securities, Inc. to the shareholders of the company. The shares were transferred on April 11, 2002. All intercompany accounts have been eliminated upon consolidation.

NOTE 2 - PREFERRED STOCK

The Company is authorized to issue 3,000,000 shares of no par value preferred stock. No shares have been issued to date.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2002

AND JUNE 30, 2001

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

The Note was satisfied on March 16, 2001 as part of the acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards, Inc. See Note 7.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2002

AND JUNE 30, 2001

NOTE 5 - DEPOSITS HELD

The Company had held until the period ended March 31, 2002 a $20,000 deposit from the New York Office of Bernard, Lee & Edwards Securities, Inc. The money was being held to cover any unsecured customer debits.

NOTE 6 - INCOME TAXES

Significant components of deferred income taxes for both the parent company and the wholly-owned subsidiary are as follows:
Net Operating Loss	$244,628
Total Deferred Tax Asset	97,851
Less Valuation Allowance	97,851
Net Deferred Tax Asset	$0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $97,851 as of June 30, 2002 is maintained on deferred tax assets which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of June 30, 2002, the Company had a consolidated net operating loss carry forward of $244,628. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2009 and December 31, 2022.

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

Item 2. Managements Plan of Operation.

The following should be read in conjunction with the Consolidated Financial Statements of Bernard, Allan & Edwards, Inc. and the notes thereto included elsewhere in this Prospectus.

Plan of Operation

In May, 2002 management abandoned the financial services industry business plan that had been the focus of the companys operations since the acquisition of Bernard, Lee & Edwards Securities, Inc., a NASD broker-dealer, in March, 2001.

From March, 2001 until early 2002 we earned commissions and fees from Bernard, Lee & Edwards Securities, Inc. New York City retail securities brokerage office. Prior to September, 2001 that office had about five independent contractor agents servicing about 300 retail customers. Commissions and fees were earned primarily from the sale of mutual funds and equity securities listed on the major US stock exchanges. Although our business plan did not aim for an increase in the number of agents in that office, we did intend to allow the office to continue in operation while we were seeking growth of the overall financial services business by establishing independent contractor relationships with tax and accounting professionals, or by acquiring small to medium tax and accounting practices in Florida.

For the fiscal year ending December 31, 2001, we recognized a loss of ($161,410) on gross revenues of $215,560. Gross revenues earned primarily on commissions from customer transactions were $89,195 for the fiscal year ending December 31, 1999 and $409,341 for the fiscal year ending December 31, 2000. Expenses during fiscal 1999 were $131,994 and Bernard Lee Securities experienced a net loss of ($42,799) for that year. Expenses during fiscal 2000 were $384,915 and Bernard Lee Securities experienced a net profit of $24,426 for fiscal 2000. The substantial increase in revenue and expenses from fiscal 1999 to fiscal 2000 is due primarily to the establishment of a New York City office that resulted in more sales and the payment of more commissions to the independent contractors working out of that office. Prior to the establishment of the New York office sales were made primarily by management.

Bernard, Lee & Edwards Securities, Incs New York office was located in close proximity to the World Trade Center and after September 11, 2001 the office space was not useable. The staff conducted business out of temporary offices or from home. At that time we expected them to continue to do so until early into the first quarter of 2002 when we expected telephone service to become fully reestablished and the office building would again become available for safe occupancy. Revenues for the months of September and October, 2001 were negatively impacted. Revenue for November, 2001, however, was within the lower end of the normal, expected range, and revenue for December, 2001 was only somewhat below the expected range established from experience prior to the events of September 11. We reported a net loss of ($161,410) for fiscal 2001 on total revenue of $215,560.

During the first quarter of 2002 the independent contractor sales staff was attrited to one person. The general market decline experienced during most of 2001 made working in the industry generally less attractive to many retail sales people. The proximity of the office to the World Trade Center, and the disruption and dislocation caused by the events of September 11 made it more difficult for Bernard, lee & Edwards Securities, Inc. to retain its existing staff or to compete successfully for qualified sales personnel as compared with securities brokerage firms that were better capitalized or not so directly impacted by September 11. Additionally a NASD arbitration was filed in November, 2001 naming an independent contractor agent in the New York City office, along with the broker-dealer, as defendants. The broker-dealer, in turn, filed a claim for indemnification against the manager of the New York Office in the event there were an adverse result in the original arbitration.

Prior to May, 2002 our general plan of operation for the remainder of fiscal 2002 was to concentrate on expanding our broker-dealers customer base by acquiring or affiliating with practicing accounting professionals of established small tax preparation and accounting businesses located in Florida. We did not intend to increase the staff of our New York City office beyond five sales agents. We anticipated that the principals of many tax preparation and accounting firms may prefer adding financial services to their existing business as opposed to selling their entire practice. In these situations we intended to offer these principals the opportunity to affiliate with our broker-dealer subsidiary as financial services independent contractors.

We also intended to increase the number and variety of financial products and services that we could offer to our clients by expanding into tax and estate planning, mortgages, and insurance products although we had no specific plan or timetable for when any of these new products and services would become available.

By May, 2002, however, management reassessed the probability of successfully implementing our business plan in light of a continuing decline in revenue likely to be produced by the broker-dealer, the potential cost in capital resources and management time in rehabilitating the New York City office, the expense of defending the arbitration, the perceived damage to our marketing program among tax and accounting professionals caused by the arbitration, regardless of fault or outcome, and the harmful effect on present and future operations of a possibly adverse result in the arbitration against Bernard, Lee & Edwards Securities, Inc..

In May, 2002 management took the decision to abandon the financial services industry business plan. All Bernard, Allan & Edwards ownership interest in Bernard, Lee & Edwards Securities, Inc. was distributed to its shareholders. Since Accounting Services Acquisition partners, Inc., the lone remaining subsidiary, had never conducted any business the divestiture of the broker-dealer subsidiary left Bernard, Allan & Edwards with no business operations and no source of revenue. In an attempt to preserve our remaining assets and any shareholder value, management is seeking to acquire or the opportunity to be acquired by an ongoing business through merger. At the date of this Prospectus management is not involved in any discussions or negotiations relative to any proposed acquisition or merger.

Our ability to complete a future acquisition or merger is uncertain. We may not be able to identify a suitable businesses partner for acquisition or merger. We may not be able to complete an acquisition or merger on terms that we consider economically acceptable. Even if we are successful in completing an acquisition or merger the resultant business may not be profitable. There is intense competition for acquisition and merger opportunities in almost every area of the country and in almost every industry. Many of our competitors are likely to be more experienced and better capitalized. Also, our management is not experienced in operating a variety of businesses outside the financial services industry and it may not be able to accurately evaluate the business prospects of any acquisition or merger candidate.

Liquidity

At the date of this Report we have about $4,000 in cash and $58 in current liabilities. We have no recurring monthly obligations for office rent, telephone, or other usual operating expenses as these items are being donated by management. We do anticipate future incidental expenses consisting of professional fees related primarily to our ongoing SEC filing obligations. We anticipate that we can continue to meet our obligations as they occur until about March, 2003, after which time we will have to raise additional cash to pay the professional fees needed to stay current in our SEC filings.

We may also incur expenses related to our search for and evaluation of suitable merger or acquisition candidates. We anticipate that the greater portion of expenses related to this activity would consist of travel, lodging if required, and similar related expenses. After one or more suitable acquisition or affiliation candidates are determined the dominant cost related to this activity will likely become legal and accounting expenses. In the event that management determines that our liquidity at any time would not be sufficient to perform an adequate search for or evaluation of potential merger or acquisition candidates then management intends to conduct a small private offering of our securities to raise cash sufficient to complete the process. Management anticipates it likely would be successful in raising sufficient cash at that time through a private offering of securities to management personnel or to a small number of business associates, although we are unable at this time to ascertain the limits or the parameters of any such possible offering.

Results of Operations

Six months ended June,30 2002 as compared to the six months ended June 30, 2001. A tabular breakdown of revenue and expenses is shown below.
	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001
REVENUES:
Interest Income	$41	$78
Other Income	-	263
TOTAL REVENUES	41	341

EXPENSES:
Salaries	810	27,300
Regulatory Fees	432	941
Professional Expenses	50,348	20,625
Other Expenses	13,173	3,389
TOTAL EXPENSES	64,763	52,255

Income (Loss) Before Income Taxes	(64,722)	(51,914)
Provision for Income Taxes	0	0
Net Income (Loss)	$64,722	$51,914

Net Income (Loss) per Share of Common Stock
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding
Basic	5,292,000	2,524,600
Diluted	5,846,200	3,078,800

Executive salaries have been paid in common stock and not cash. We anticipate that arrangement shall continue into the indefinite future during any period in which we shall have no regular source of operating income. Professional fees are related primarily to the preparation of SEC filings and also to legal fees related to the defense of the arbitration involving our former broker-dealer subsidiary during the period before its divestiture. We anticipate paying future legal fees associated with regulatory filings primarily in common stock. The divestiture of the broker-dealer subsidiary has eliminated the expense to us of legal defense in arbitration.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings
Previously reported items regarding arbitration claims against Bernard, Lee & Edwards Securities, Inc., the former subsidiary of Bernard, Allan & Edwards, Inc. have been reported previously but are not reported here. The subsidiary was divested in May, 2002. Bernard, Allan & Edwards is not a party in any arbitration involving the former subsidiary and has no reasonably known contingent liability resulting therefrom.

No director, officer or affiliate of Bernard, Allan & Edwards, any owner of record or beneficially of more than 5% of any class of voting securities of Bernard, Allan & Edwards, or security holder is a party adverse to Bernard, Allan & Edwards or has a material interest adverse to Bernard, Allan & Edwards.

Item 2. Changes in Securities and Use of Proceeds

Bernard, Allan & Edwards, Inc. issued the following securities in lieu of cash compensation and without registration under the Securities Act during the period from April 1, 2002 to June 30, 2002.
Date

Title

Number of Shares

Price per Share

Purchaser

July 15, 2002

Common

25,000

$0.01

Michael McLaughlin

July 15, 2002

Common

25,000

$0.01

Thomas LaRossa

July 15, 2002

Common

3,000

$0.01

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
This use of proceeds information relates to the registration statement which became effective on February 14, 2002, Commission File No. 333-62994. To the date of this report, Bernard, Allan & Edwards, Inc. has not received any offering proceeds related to the securities described in that registration statement. There is no public market for the securities because the issuer has not completed at the date of this report all the steps necessary to have its securities quoted on the NASDAQ OTCBB. vFinance Investments, Inc. has agreed to become a market maker for the issuer's securities. A Form 15c2-11 has been submitted to NASDAQ and we anticipate the completion of the OTCBB quotation approval process within the near future.
On June 28, 2002, the issuer, Bernard, Allan & Edwards, Inc., made a $500 deposit with its transfer agent, Mountain Share transfer, Inc in connection with the anticipated issuance and distribution of the securities registered on Form SB-2.

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

Item 5. Other Information.

NA

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None.

(b)On May 1, 2002 Bernard, Allan & Edwards, Inc. filed a report on Form 8-K reporting that the directors and shareholders of Bernard, Allan & Edwards, Inc. had approved the spin-off of Bernard, Lee & Edwards Securities, Inc. and that that company was intending to cease operations on May 15, 2002. No financial statements were filed with the initial report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD, ALLAN & EDWARDS, INC.
(Registrant)
Date: August 15, 2002
/s/ Michael McLaughlin, CEO