Form 10QSB
period 2002-09-30
BERNARD ALLAN & EDWARDS INC
filed 2002-11-15
CIK 1141413

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
Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERNARD, ALLAN & EDWARDS, INC

BALANCE SHEET

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2002

AND SEPTEMBER 30, 2001

ASSETS
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
Current Assets:
Cash	$3,774	$64
Investments, Money Market	-	27,616
Prepaid Expenses
Total Current Assets	$3,774	$27,680
TOTAL ASSETS	$3,774	$27,680
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,030	$100
Total Current Liabilities	$1,030	$100
Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000,000 shares authorized; and 8,863,400 and 2,574,600 shares issued and outstanding	$212,372	$159,356
Retained earnings (Deficit)	(209,628)	(131,776)
TOTAL SHAREHOLDERS' EQUITY	2,774	27,580
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,774	$27,680

The accompanying notes are an integral part of these financial statements

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

STATEMENT OF OPERATIONS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

AND SEPTEMBER 30, 2001

	Nine Months	Nine Months
	Ended	Ended
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
REVENUES:
Interest Income	$-	$240
Other Income	-	-
TOTAL REVENUES	-	240
EXPENSES:
Salaries	2,250	27,300
Professional Expenses	1,075	43,175
Other Expenses	175	1,074
TOTAL EXPENSES	3500	71,549
Income (Loss) Before Income Taxes	(3500)	(71,309)
Provision for Income Taxes	-	0
Net Income (Loss)	$(3,500)	$(71,309)
Net Income (Loss) per Share of Common Stock
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding
Basic	6,371,733	2,579,200
Diluted	6,925,933	3,133,400

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

STATEMENT OF CASH FLOWS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2002

AND SEPTEMBER 30, 2001

	Period	Period
	Ended	Ended
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,500)	$(71,309)
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
<Decrease> in Accounts Payable	(972)	(27,200)
Adjustments not requiring outlay of cash:	2
Common Shares Issued for Compensation	2,250	94,600
Net Cash (Used In) Operating Activities	(276)	(3,909)
Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	-
Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities
Net Increase in Cash and Cash Equivalents	(276)	(3,909)
Cash and Cash Equivalents
at Beginning of Period	4,050	31,589
Cash and Cash Equivalents
at End of Period	$3,774	$27,680

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH SEPTEMBER 30, 2002
					ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT
	PREFERRED	STOCK	COMMON	STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE
December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)
Preferred stock, cash dividend;						(33,441)
Net income for year						24,426

BALANCE
December 31, 2000	50	1	4,490	45	358,721	(267,691)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders		1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard, Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,691
Issuance of shares for services			775,200	117,270
Net income (loss) for year						(161,410)

BALANCE
December 31, 2001 (audited)	0	$0	3,199,800	$269,039	$0	($176,431)
Issuance of shares for services			333,000	13,322
Net Income (loss) for period						(9,015)

BALANCE
March 31, 2002	0	$0	3,532,800	282,361	$0	(185,446)
April 11, 2002
Spin off of Bernard, Allan & Edwards Securities, Inc. to shareholders May 18, 2002				(87,045)		5,540
Issued 4,100,000 shares in an S-8 registration for consulting and other corporate services.			4,100,000	41,000
Issued shares in a one for three forward split			1,177,600	11,776
Issuance of shares for services			53,200	528
Net income (loss) for period						(64,722)

BALANCE
June 30, 2002.			8,863,400	$248,622	$-	(244,628)

August 2, 2002 Cancellation of shares			(3,850,000)	$(38,500)		38,500
Issuance of shares for services			225,000	$2,250

Net income(loss) for period						(3,500)

BALANCE
September 30, 2002.	$-	$-	5,238,400	$212,372	$-	$209,628

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2002

AND SEPTEMBER 30, 2001

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

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2002

AND SEPTEMBER 30, 2001

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

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of September 30, 2002 and September 30, 2001, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

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

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2002

AND SEPTEMBER 30, 2001

NOTE 3 - CAPITALIZATION -- PRIVATE PLACEMENT

A private offering memorandum, dated July 1, 2000 provided for the sale of up to 250,000 units with an effective date of July 1, 2000. The offering price of a unit was $.40 and consisted of one share of common stock, one warrant A to purchase eight shares of common stock and one warrant B to purchase two and one-half shares of common stock. The agency agreement to offer the units for sale was signed with Bernard, Lee & Edwards Securities, Inc., a Company related through common ownership. The agreement for a payment of a 10% commission was for a period of ninety days. The offering closed during September, 2000 with the sale of 177,100 units. Warrant A gives the holder the right to acquire eight shares of the Company's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of the Company's common stock for each warrant B at an exercise price of $4.00 per share. The warrants could not have been exercised until the effective date of the registration statement that has been filed with the Securities and Exchange Commission for the purpose of registering the common stock and warrants. The Company became effective February 14, 2002. Warrant A will expire twelve months from said effective date or February 14, 2003 and warrant B will expire eighteen months from said date or August 14, 2003. The warrants will remain effective during the exercise period, and the Company's board of directors has the right to extend expiration dates as long as the registration statement filed with the SEC is kept current. On August 6,2002, the Board of Directors extended the expiration dates of the A and B warrants to February 14, 2002 and August 14, 2002, respectively. The Company will have the right to call the warrants upon thirty days written notice to warrant owners, and it will pay $.02 per warrant for each warrant not exercised. Warrant A cannot be called unless the bid price of the Company's common stock is $2.00 or higher for a period of twenty consecutive trading days, and warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

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

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2002

AND SEPTEMBER 30, 2001

NOTE 5 - DEPOSITS HELD

The Company had held until the period ended March 31, 2002 a $20,000 deposit from the New York Office of Bernard, Lee & Edwards Securities, Inc. The money was being held to cover any unsecured customer debits.

NOTE 6 - INCOME TAXES

Significant components of deferred income taxes for both the parent company and the wholly-owned subsidiary are as follows:
Net Operating Loss	$248,127
Total Deferred Tax Asset	99,251
Less Valuation Allowance	99,251
Net Deferred Tax Asset	$0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $99,251 as of September 30, 2002 is maintained on deferred tax assets which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of September 30, 2002, the Company had a consolidated net operating loss carry forward of $248,128. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2009 and December 31, 2022.

NOTE 7 - PURCHASE OF SUBSIDIARY

The Board of Directors, on March 16, 2001, approved a plan to acquire Bernard, Lee & Edwards Securities, Inc. This will facilitate the Company's plans to offer, besides accounting services, financial planning, variable annuities, mutual funds and investment banking which are all classified as securities. The Company acquired all of the outstanding common and preferred stock in exchange for 1,247,500 shares of common shares. Bernard, Lee & Edwards Securities, Inc. had 500 shares of 8% cumulative and convertible preferred stock outstanding. It also had a note receivable from a company, both of which were owned by a company whose principal stockholder and president is also a stockholder and the Chief Executive Officer of Bernard, Allan & Edwards, Inc. As an inducement to the preferred stockholder to forgive all unpaid cumulative preferred dividends and to reduce the note receivable from $25,000 to $15,000, the Company has issued warrants to purchase 200,000 shares of the Company's common stock at the exercise price of $4.50 for a period of three years from the effective date of the SEC registration with the understanding that the underlying shares to be issued upon the exercise of the warrants will be registered with the contemplated SEC filing. In August, 2002 the Board of the Directors extended the expiration dates of the A and B warrants.

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

During the second, third and fourth quarters of 2001, and the first, second and third quarters of 2002, several officers of the Company received shares in lieu of salaries. The shares were transferred to the officers of the Company in the second and third quarters at $.50 per share and during the fourth quarter at $.04 per share, and subsequently at $.01 per share.

NOTE 9 - SPIN OFF OF SUBSIDIARY

On April 3, 2002 the shareholders approved the spin-off of the subsidiary Bernard, Lee & Edwards Securities, Inc. As such this report shows the results for Bernard, Allan & Edwards, Inc. only.

NOTE 10 - SECURITIES REGISTRATION

In May, 2002 the company issued 4,100,000 shares of commons stock in a S-8 Registration Statement for business development, consulting and other corporate services. Of this number 250,000 shares valued at $.01 per share were issued to corporate counsel for services rendered. In August 2, 2002, 3,850,000 of these shares were withdrawn from registration and cancelled.

NOTE 11 - SPLIT OF COMMON STOCK

On May 18, 2002 the company issued 1,177,633 shares of common stock in a one for three forward split. On May 16, 2002 the shareholders approved an increase the number of authorized shares from 30,000,000 to 80,000,000 shares of common stock, no par value.

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

Liquidity

At the date of this Report we have about $3,700 in cash and $1,000 in current liabilities. We have no recurring monthly obligations for office rent, telephone, or other usual operating expenses as these items are being donated by management. We do anticipate future incidental expenses consisting of professional fees related primarily to our ongoing SEC filing obligations. We anticipate that we can continue to meet our obligations as they occur until about March, 2003, after which time we will have to raise additional cash to pay the professional fees needed to stay current in our SEC filings.

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

Results of Operations

Nine months ended September,30 2002 as compared to the nine months ended September 30, 2001. A tabular breakdown of revenue and expenses is shown below.
	Nine Months	Nine Months
	Ended	Ended
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
REVENUES:
Interest Income	$-	$240
Other Income	$ -	$-
TOTAL REVENUES	-	240

EXPENSES:
Salaries	2,250	27,300
Regulatory Fees	-	-
Professional Expenses	1,075	43,175
Other Expenses	175	1,074
TOTAL EXPENSES	3,500	71,549

Income (Loss) Before Income Taxes	(3,500)	(71,309)
Provision for Income Taxes	0	0
Net Income (Loss)	$3,500	$(71,309)

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

Item 2. Changes in Securities and Use of Proceeds

Bernard, Allan & Edwards, Inc. issued the following securities in lieu of cash compensation and without registration under the Securities Act during the period from July 1, 2002 to September 30, 2002.
Date

Title

Number of Shares

Price per Share

Purchaser

July 15, 2002

Common

25,000

$0.01

Michael McLaughlin

July 15, 2002

Common

25,000

$0.01

Thomas LaRossa

July 15, 2002

Common

3,000

$0.01

James Oberst

August 15, 2002

Common

25,000

$0.01

Michael McLaughlin

August 15, 2002

Common

25,000

$0.01

Thomas LaRossa

August 15, 2002

Common

3,000

$0.01

James Oberst

September15, 2002

Common

25,000

$0.01

Michael McLaughlin

September 15, 2002

Common

25,000

$0.01

Thomas LaRossa

September 15, 2002

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

No matters were submitted for vote of the shareholders during the period.

Item 5. Other Information.

NA

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None.

On August 28, 2002 the company reported the resignation of a director on Form 8-k.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD, ALLAN & EDWARDS, INC.
(Registrant)
Date: November 14, 2002
/s/ Michael McLaughlin, CEO