Form 10KSB
period 2002-12-31
BERNARD ALLAN & EDWARDS INC
filed 2003-03-31
CIK 1141413

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

[ ] Transitional Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002

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
Common Stock, No Par Value Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $101

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

At February 28, 2003 the Registrant had outstanding 5,546,400 shares of its common stock.

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

ITEM 1. DESCRIPTION OF BUSINESS

We Have No Current Business Operations:

Bernard, Allan & Edwards, Inc. has no current business operations and no source of revenue. We disposed of our only operating subsidiary, Bernard, Lee and Edwards Securities, Inc, in a spin-off to our shareholders in May, 2002 after we abandoned our financial services business plan. Management has no current plan for developing a new operating business with the capital and personnel resources presently available, and will be instead seeking a merger or acquisition partner. There are no current prospects for any such merger or acquisition.

Background Information - Organization

Bernard, Allan & Edwards, Inc., a Florida corporation, was organized in February, 2000. Bernard, Allan & Edwards was originally named Internet Estreet.com, Inc. The company was formed to become an operating company in the retail internet business and changed its direction and name to Bernard, Allan & Edwards, Inc. in late 2000 to become a holding company for subsidiaries that would provide various financial services to consumers. In March, 2001, we acquired Bernard, Lee & Edwards Securities, Inc., a NASD registered broker-dealer organized in 1989. The transaction was accounted for as a purchase and Bernard, Lee & Edwards Securities, Inc. was considered the accounting predecessor of Bernard, Allan & Edwards, Inc. for SEC reporting purposes.. Around that time we also organized Accounting Services Acquisition Partners, Inc. ("ASAP") for the purpose of acquiring existing tax preparation and accounting business and for recruiting accounting professionals as independent contractor sales agents for the broker-dealer subsidiary. ASAP has never conducted any business operations.

Former Broker-Dealer Subsidiary Operations

From March, 2001 until December, 2001 we earned commissions and fees from the New York City office of our former securities broker-dealer subsidiary, Bernard, Lee & Edwards Securities, Inc. Prior to September, 2001 the New York City office had about five independent contractor agents servicing about 300 retail customers. Commissions and fees were earned primarily from the sale of mutual funds and equity securities listed on the major US stock exchanges. Although our business plan at that time did not aim for an increase in the number of agents in the New York City office, we did intend to allow the office to continue in operation while we were seeking growth of the overall business by establishing independent contractor relationships with tax and accounting professionals, or by acquiring small to medium tax and accounting practices in Florida.

Historical Financial Results

For the fiscal year ending December 31, 2001, we recognized a loss of ($161,410) on gross revenues of $215,560. Gross revenues earned primarily on commissions from customer transactions were $89,195 for the fiscal year ending December 31, 1999 and $409,341 for the fiscal year ending December 31, 2000. Expenses during fiscal 1999 were $131,994 and Bernard Lee Securities experienced a net loss of ($42,799) for that year. Expenses during fiscal 2000 were $384,915 and Bernard Lee Securities experienced a net profit of $24,426 for fiscal 2000. The substantial increase in revenue and expenses from fiscal 1999 to fiscal 2000 was due primarily to the establishment of a New York City office that resulted in more sales and the payment of more commissions to the independent contractors working out of that office. Prior to the establishment of the New York office sales were made primarily by management.

Operations of the subsidiary effectively ceased at the end of December, 2001. Revenue for fiscal 2002 comprised only interest income of $101. There was no revenue from operations of any kind. Expenses for fiscal 2002 totaled $94,433 and consisted primarily of professional fees, regulatory fees, and executive compensation. Executive compensation and some non-accounting related professional fees were paid with common stock valued at between $.02 and .04 per share.

Events following September, 2001

The New York office was located in close proximity to the World Trade Center and after September 11, 2001 the office space was removed from use. The staff conducted business out of temporary offices or from home. At that time the expectation was that the staff would continue to function from temporary locations until early into the first quarter of 2002 when we expected telephone service to become fully reestablished and the office building would again become available for safe occupancy. Revenues for the months of September and October, 2001 were negatively impacted. Revenue for November, 2001, however, was within the lower end of the normal, expected range, and revenue for December, 2001 was only somewhat below the expected range established from experience prior to the events of September 11. We reported a net loss of ($161,410) for fiscal 2001 on total revenue of $215,560.

At about the end of December, 2001 and during January, 2002 the independent contractor sales staff dwindled to one person and no sales were made from January, 2002 forward. The general market decline experienced during most of 2001 made working in the industry generally less attractive to many sales people. The proximity of the office to the World Trade Center, and the disruption and dislocation caused by the events of September 11, 2001 made it more difficult for the broker-dealer subsidiary to retain or compete for qualified sales personnel as compared with securities brokerage firms that were better capitalized or not so directly impacted by September 11. Additionally a NASD arbitration was filed in November, 2001 naming an independent contractor agent in the New York City office, along with the broker-dealer, as defendants. The broker-dealer, in turn, filed a claim for indemnification against the manager of the New York Office in the event there were an adverse result in the original arbitration.

In early 2002, management reassessed the probability of successfully implementing our financial services business plan in light of the loss in revenue in revenue produced by the broker-dealer, the potential cost in capital resources and management time in rehabilitating the New York City office, the expense of defending the arbitration, the perceived damage to our marketing program caused by the arbitration, and the harmful effect on present and future operations of a possibly adverse result in the arbitration.

Abandonment of Financial Services Business Plan

In May, 2002 management took the decision to abandon the financial services industry business plan. Operations of the broker-dealer subsidiary were permanently terminated. All of Bernard, Allan & Edwards, Inc. ownership interest in Bernard, Lee & Edwards Securities, Inc. was distributed to our shareholders. Since Accounting Services Acquisition partners, Inc., the lone remaining subsidiary, had never conducted any business the divestiture of the broker-dealer subsidiary left Bernard, Allan & Edwards, Inc. with no business operations and no source of revenue. In an attempt to preserve our remaining assets and any shareholder value, management is seeking to acquire or the opportunity to be acquired by an ongoing business through merger. At the date of this Report management is not involved in any discussions or negotiations relative to any proposed acquisition or merger.

We Are Seeking a Business Combination

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

ITEM 2. DESCRIPTION OF PROPERTY

Bernard, Allan & Edwards operates from dedicated, residential office space in Leesburg, Florida contributed by its Chief Executive Officer. The company is not obligated under any equipment of property leases.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ending December 31, 2002 the shareholders of Bernard, Allan & Edwards approved: increase in amount of shares of authorized common stock to 80,000,000 shares; election of directors and selection of auditor.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - DESCRIPTION OF SECURITIES - DIVIDENDS

As of March 21, 2003 there is no public trading market for shares of Bernard, Allan & Edwards's common stock, no par value per share (the "common stock"). There are about 48 beneficial holders of record of the 5,546,400 shares of common stock that are issued and outstanding as of December 31, 2002. There are 80,000,000 authorized shares of common stock, no par value. This is the only class or series of common stock authorized by the Restated Articles of Incorporation.

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

We can issue up to 80,000,000 shares of common stock (74,453,600 are currently available to be issued), and up to 3,000,000 shares of preferred stock. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of Bernard, Allan & Edwards will be reduced. Shareholders may experience additional dilution as such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Bernard, Allan & Edwards does not currently have any contractual restrictions on its ability to incur debt and, accordingly, Bernard, Allan & Edwards could also incur significant amounts of indebtedness to finance its operations. Any one or a combination of these factors would dilute the respective ownership of each holder of common stock.

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

The number of outstanding shares of common stock would increase by 2,059,550 to 7,605,950 if the holders exercised all the currently outstanding warrants. The timing of the exercise of any warrants is unknown. All, a portion, or none of the currently outstanding warrants may eventually be exercised at prices ranging from $1.25 to $4.50 per share of common stock.

We intend to present our company to market makers to have our common stock quoted on the NASDAQ OTC Bulletin Board ("OTCBB"). One market maker is required to initiate the OTCBB qualification procedure and to have our stock quoted on the OTCBB. At the date of this report we have not completed the NASD qualification procedures.

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

Under Rule 15g-9 of the Exchange Act, a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to or effect the purchase of a penny stock by any person unless: (a) such sale or purchase is exempt from Rule 15g-9; (b) prior to the transaction the broker or dealer has (1) approved the person's account for transaction in penny stocks in accordance with Rule 15g-9, and (2) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased; and (c) the purchaser has been provided an appropriate disclosure statement as to penny stock investment. The Securities and Exchange Commission adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (1) an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operations for at least three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years; (2) except for purposes of Section 7(b) of the Exchange Act and Rule 419, any security that has a price of $5.00 or more; and (3) a security that is authorized or approved for authorization upon notice of issuance for quotation on the NASDAQ Stock Market, Inc.'s Automated Quotation System. It is likely that shares of common stock, assuming a market were to develop therefore, will be subject to the regulations on penny stocks; consequently, the market liquidity for the common stock may be adversely affected by such regulations limiting the ability of broker/dealers to sell our common stock and the ability of shareholders to sell their securities in the secondary market. Moreover, our shares may only be sold or transferred by our shareholders in those jurisdictions in which an exemption for such "secondary trading" exists or in which the shares may have been registered

Potential future Rule 144 sales may impact the value of our common stock. As of February 28, 2003 of the eighty million shares of our common stock authorized, there were issued and outstanding 5,546,400 shares of which 5,119,400 are restricted securities as that term is defined under the Securities Act, and may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of (i) 1% of our outstanding common stock or (ii) the average weekly trading volume for the four week period prior to the proposed date of sale, every 3 months. Additionally, Rule 144 requires that an issuer of securities have available adequate current public information with respect to that issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule15c2-11 thereunder. Rule 144 also permits, under certain circumstances, that sale of shares by a person who is not an affiliate (and has not been an affiliate for the 90 day period preceding the proposed sale) of Bernard, Allan & Edwards and who has satisfied a 2 year holding period without any quantity limitation and whether or not there is adequate current public information available.

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

From March, 2001 until the end of December, 2001 we earned commissions and fees from Bernard, Lee & Edwards Securities, Inc. New York City retail securities brokerage office. Prior to September, 2001 that office had about five independent contractor agents servicing about 300 retail customers. Commissions and fees were earned primarily from the sale of mutual funds and equity securities listed on the major US stock exchanges. Although our business plan did not aim for an increase in the number of agents in that office, we did intend to allow the office to continue in operation while we were seeking growth of the overall financial services business by establishing independent contractor relationships with tax and accounting professionals, or by acquiring small to medium tax and accounting practices in Florida.

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

Between September 11, 2001 and December 31, 2001 the independent contractor sales staff was attrited to one person. This is due to many factors. The general market decline experienced during most of 2001 made working in the industry generally less attractive to many retail sales people. The proximity of the office to the World Trade Center, and the disruption and dislocation caused by the events of September 11 made it more difficult for Bernard, lee & Edwards Securities, Inc. to retain its existing staff or to compete successfully for qualified sales personnel as compared with securities brokerage firms that were better capitalized or not so directly impacted by September 11. Additionally a NASD arbitration was filed in November, 2001 naming an independent contractor agent in the New York City office, along with the broker-dealer, as defendants. The broker-dealer, in turn, filed a claim for indemnification against the manager of the New York Office in the event there were an adverse result in the original arbitration.

By the end of December, 2001 the broker-dealer subsidiary had effectively ceased operations. No revenue from operations was generated in all of fiscal 2002. Total revenue consisted of $101 in interest income. Expenses for fiscal 2002 were $94,433 and consisted primarily of professional fees, regulatory fees, and executive compensation. Non-accounting professional fees and executive compensation were paid almost entirely with common stock valued at from $.01 to $.04 per share of common stock.

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

Therefore, in May, 2002 management took the decision to abandon the financial services industry business plan. All Bernard, Allan & Edwards ownership interest in Bernard, Lee & Edwards Securities, Inc. was distributed to its shareholders. Since Accounting Services Acquisition partners, Inc., the lone remaining subsidiary, had never conducted any business the divestiture of the broker-dealer subsidiary left Bernard, Allan & Edwards with no business operations and no source of revenue. In an attempt to preserve our remaining assets and any shareholder value, management is seeking to acquire or the opportunity to be acquired by an ongoing business through merger. At the date of this Prospectus management is not involved in any discussions or negotiations relative to any proposed acquisition or merger.

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

Liquidity

At December 31, 2002 we had about $1,700 in cash and about $1,700 in current liabilities or expenses anticipated through March, 2003. We have no recurring monthly obligations for office rent, telephone, or other usual operating expenses as these items are being donated at no cost by management.

We do anticipate future incidental expenses consisting of professional accounting and legal fees related primarily to our ongoing SEC filing obligations. We may also incur expenses related to our search for and evaluation of suitable merger or acquisition candidates. We anticipate that the greater portion of expenses related to this activity would consist of travel, lodging if required, and similar related expenses. After one or more suitable acquisition or affiliation candidates are determined the dominant cost related to this activity will likely become legal and accounting expenses. In the event that management determines that our liquidity at any time would not be sufficient to perform an adequate search for or evaluation of potential merger or acquisition candidates then management intends to conduct a small private offering of our securities to raise cash sufficient to complete the process. Management anticipates it likely would be successful in raising sufficient cash at that time through a private offering of securities to management personnel or to a small number of business associates, although we are unable at this time to ascertain the limits or the parameters of any such possible offering. The Company's auditing firm has raised doubt about the ability of the Company to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

LARRY LEGEL, CPA

Practice Concentrating in

Taxation and Securities

5100 N. Federal Highway, Suite 409

Ft. Lauderdale, FL 33308

(954) 493-8900 Office

Fax to: (954) 493-8300

e-mail: LarryLegel@aol.com

LegelCPA@Bellsouth.net

INDEPENDENT AUDITORS REPORT

Stockholders

Bernard, Allan & Edwards, Inc.

Leesburg, Florida

I have audited the accompanying balance sheet of Bernard, Allan & Edwards, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, the financial position of Bernard, Allan & Edwards, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The continuation of the Company's business is dependent on its ability to maintain adequate financing arrangments and ultimately upon future profitable operations. These matters raise substantial doubt as to its ability to continue as a going concern. The financial statments do not include any adjustments that might result from the outcome of this uncertainty.

Larry Legel

Certified Public Accountant

March 11, 2003

Ft Lauderdale, FL

TABLE OF CONTENTS

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED BALANCE SHEET

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001

AND DECEMBER 31, 2002

ASSETS

	Dec 31, 2002	Dec 31, 2001
Current Assets:
Cash	$1,736	$811
Investments, Money Market	-	23,245
Investments, Bernard, Lee & Edwards Securities, Inc.	-	68,552
Note receivable	-	-
Total Current Assets	$1,736	92,608
TOTAL ASSETS	$1,736	$92,608

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$56	$
Total Current Liabilities	56	-
		-
Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000 shares authorized; and 5,546,400 and 3,199,800 shares issued and outstanding	220,992	269,039
Preferred stock, $.02 Par Value, 1,000 shares authorized; and -0- and -0- shares issued and outstanding	-	-
Additional paid in capital
Retained earnings (Deficit)	(219,312)	(176,431)

TOTAL SHAREHOLDERS' EQUITY	1,680	92,608

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,736	$92,608

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001

AND DECEMBER 31, 2002

	Year	Year
	Ended	Ended
	Dec 31, 2002	Dec 31, 2001
REVENUES:
Interest Income	$101	$1,190
Other Income	-	263
TOTAL REVENUES	101	1,453

EXPENSES:
Salaries	18,460	104,031
Regulatory Fees	947	1,604
Professional Expenses	60,156	40,877
Other Expenses	14,870	4,317
TOTAL EXPENSES	94,433	150,829

Income (Loss) Before Income Taxes	(94,332)	(149,376)
Provision for Income Taxes	0	0
Net Income (Loss)	$(94,332)	$(149,376)
Net Income (Loss) per Share of Common Stock

Basic	$(0.02)	$(0.07)

Diluted	$(0.02)	$(0.06)
Weighted Average Number of Common
Shares Outstanding
Basic	4,979,585	2.228,675
Diluted	5,533,805	2,644,325

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001

AND DECEMBER 31, 2002

	Year	Year
	Ended	Ended
	Dec. 31, 2002	Dec. 31, 2001
Cash Flows from Operating Activities:
Net Income (Loss)	$(94,332)	$(149,376)
Adjustment to Reconcile Net Income (Loss) to	-	-
Increase in Accounts Payable	56	-
Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	70,956	111,499
Equipment as compensation	-	1,031
Loss on conversion of preferred stock	(10,500)
Net Cash (Used In) Operating Activities	(23,320)	(36,846)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds on Sale of Stock	1,000	-
Net Cash Provided by Financing Activities	1,000	-

Net Increase in Cash and Cash Equivalents	(22,320)	(36,846)

Cash and Cash Equivalents
at Beginning of Period	24,056	60,902

Cash and Cash Equivalents
at End of Period	$1,736	$24,056

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH DECEMBER 31, 2002

	PREFERRED	STOCK	COMMON	STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINS (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE
DECEMBER 31, 1999	50	$1	4,490	$45	$358,721	($258,676)

Preferred stock, cash dividend						(33,441)
Net income for year						24,426

BALANCE
DECEMBER 31, 2000	50	1	4,490	45	358,721	(267,891)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc .by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders			1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,891
Balance of shares for services			775,200	117,270
Net income (loss) for year						(161,400)

BALANCE
December 31, 2001(audited)	0	$0	3,199,800	$269,039	$0	($176,431)

April 11, 2002
Spin off of Bernard, Allan & Edwards Securities, Inc. to shareholders					(81,503)	12,951
May 18, 2002			4,100,000		41,000
Issued 4,100,000 shares in an S-8 registration for consulting and other corporate purchases
Issued shares in a one for three forward split				1,177,600		11,766
August 2, 2002 Cancellation of S-8 shares				(3,850,000)	(38,500)	38,500
October 31, 2002 Sale of shares				100,000	1,000
Issuance of shares for services				819,200	18,180
Net income(loss) for period (94,332) BALANCE December 31, 2002
				5,546,600	$220,992	$(219,312)

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001

AND DECEMBER 31, 2002

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

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of December 31, 2002 and December 31, 2001, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

NOTE 2 - PREFERRED STOCK

The Company is authorized to issue 3,000,000 shares of no par value preferred stock. No shares have been issued to date.

NOTE 3 - CAPITALIZATION -- PRIVATE PLACEMENT

A private offering memorandum, dated July 1, 2000 provided for the sale of up to 250,000 units with an effective date of July 1, 2000. The offering price of a unit was $.40 and consisted of one share of common stock, one warrant A to purchase eight shares of common stock and one warrant B to purchase two and one-half shares of common stock. The agency agreement to offer the units for sale was signed with Bernard, Lee & Edwards Securities, Inc., a Company related through common ownership. The agreement for a payment of a 10% commission was for a period of ninety days. The offering closed during September, 2000 with the sale of 177,100 units. Warrant A gives the holder the right to acquire eight shares of the Company's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of the Company's common stock for each warrant B at an exercise price of $4.00 per share. The warrants cannot be exercised until the effective date of the registration statement being filed with the Securities and Exchange Commission for the purpose of registering the common stock and warrants. Warrant A will expire twelve months from said effective date, and warrant B will expire eighteen months from said date. The warrants will remain effective during the exercise period, and the Company's board of directors has the right to extend expiration dates as long as the registration statement filed with the SEC is kept current. On August 6, 2002 the board of directors extended the expiration date of the A & B warrants to February 14, 2004 and August 14, 2004 respectively. The Company will have the right to call the warrants upon thirty days written notice to warrant owners, and it will pay $.02 per warrant for each warrant not exercised. Warrant A cannot be called unless the bid price of the Company's common stock is $2.00 or higher for a period of twenty consecutive trading days, and warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

INCENTIVE STOCK OPTION PLAN

The Board of Directors has approved on March 16, 2001 and the shareholders have approved the plan to grant 1,000,000 options to purchase 1,000,000 common shares of the Company's stock. No options have been granted as of this date.

NOTE 4 - INCOME TAXES

Significant components of deferred income taxes are as follows:

Net Operating Loss $219,312

Total Deferred Tax Asset 88,000

Less Valuation Allowance 88,000

Net Deferred Tax Asset $0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $88,000 as of December 31, 2002 is maintained on deferred tax assets, which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of December 31, 2002, the Company had a consolidated net operating loss carry forward of $219,312. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2020 and December 31, 2022.

NOTE 5 - PURCHASE OF SUBSIDIARY

The Board of Directors, on March 16, 2001, approved a plan to acquire Bernard, Lee & Edwards Securities, Inc. This will facilitate the Company's plans to offer, besides accounting services, financial planning, variable annuities, mutual funds and investment banking which are all classified as securities. The Company acquired all of the outstanding common and preferred stock in exchange for 1,247,500 shares of common shares. Bernard, Lee & Edwards Securities, Inc. had 500 shares of 8% cumulative and convertible preferred stock outstanding. It also had a note receivable from a company, both of which were owned by a company whose principal stockholder and president is also a stockholder and the Chief Executive Officer of Bernard, Allan & Edwards, Inc. As an inducement to the preferred stockholder to forgive all unpaid cumulative preferred dividends and to reduce the note receivable from $25,000 to $15,000, the Company has issued warrants to purchase 200,000 shares of the Company's common stock at the exercise price of $4.50 for a period of three years from the effective date of the SEC registration with the understanding that the underlying shares to be issued upon the exercise of the warrants will be registered with the contemplated SEC filing. On August 6, 2002 the board of directors extended the expiration date of the 200,000 warrants to February 14, 2006.

This combination was accounted for as a purchase. Due to the fact that the shareholders of Bernard, Lee & Edwards Securities, Inc. exchanged their shares for over 51% of the common stock of Bernard, Allan & Edwards, Inc. outstanding at the time, Bernard, Lee & Edwards Securities, Inc. is the accounting predecessor.

NOTE 6- CONTRACTS FOR SERVICES

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

During the years ended December 31, 2001 and 2002, several officers of the Company received shares in lieu of salaries. The shares were transferred to the officers of the Company in 2001 at $.50 per share, during the first quarter of 2002 at $.04 per share, and thereafter at .01 per share.

NOTE 7 - LITIGATION

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

NOTE 8 - SPIN OFF OF SUBSIDIARY

On April 3, 2002, the shareholder of Bernard, Allan & Edwards, Inc. approved the spin off of Bernard, Allan & Edwards Securities, Inc. to its shareholders. As such, this report shows the financial position and results of operations for Bernard, Allan & Edwards, Inc. only.

NOTE 9 - SECURITIES LAW REGISTRATION

On May 16, 2002, the Company issued 4,100,000 shares of common stock in an S-8 registration to have free trading shares available for consulting and other corporate matters. 250,000 shares were issued to the Company attorney for services rendered at $.01 per share and 3,850,000 shares are to be held in trust by the attorney. On August 2, 2002 the 3,850,000 held in trust were cancelled and are no longer outstanding.

NOTE 10 - COMMONSTOCK SPLIT

On May 18, 2002, the Company issued 1,177,633 shares of common stock in a one for three forward split. The shareholders approved, also on May 16, 2002, an increase in the company's authorized shares from 30,000,000 to 80,000,000 shares of no par value common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Michael B. McLaughlin, Sr. 64, Director, Chief Executive Officer, Secretary. Mr. McLaughlin has many years of experience in investment banking operations, underwriting, and acquisitions and mergers. He became a licensed securities broker in 1965. He was employed by various over-the-counter firms in Minneapolis, MN for 10 years and advanced through the positions of sales manager and manager of the underwriting department. From 1976 through 1988 he invested in real estate, participated in private placements, was involved in real estate limited partnerships, and acted as a self-underwriter for Wireless Data Solutions, Inc. during its IPO. From 1988 to February, 1999 he was the Chief Executive Officer of Wireless Data Solutions, Inc., a public company. During this time period he founded Bernard, Lee & Edwards Securities, Inc., a NASD registered broker-dealer, and served as its Chief Executive Officer since inception in 1989.

Thomas E. LaRossa, 71, Director, President, Treasurer. Mr. LaRossa was also the President, Treasurer, and Financial-Operations Principal (FINOP) of Bernard, Lee & Edwards Securities since 1997. He was employed in the securities industry since 1953 and served in several capacities for a number of broker-dealers in New York and Florida. Mr. LaRossa has many years of experience in broker dealer operations, including trading, market making, sales and trade practices, surveillance, supervisory and operational procedures, customer suitability, and other important compliance areas. He is past president of the Cashiers' Association of Wall Street and has acted as NASD arbitrator. Mr. LaRossa holds a Bachelor of Arts from Pace College, NY, NY. As reported on Form 8-K Mr. LaRossa resigned from the Board and all executive position in August, 2002.

None of our officers or directors has been a party, either in their individual capacity or in the capacity as an officer, director, partner or proprietor of any business entity, to any criminal proceeding, or any prosecution or disciplinary proceeding under either the Federal or State Securities Laws.

Bernard, Lee & Edwards Securities, Inc. filed a Chapter 7 Bankruptcy case on September 20, 2002 in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Case No. 02-10349-6B7. Messrs. McLaughlin and LaRossa are executive officers of the debtor.

None of our officers or directors has been a party, either in their individual capacity or in the capacity as an officer, director, partner or proprietor of any business entity, to any criminal proceeding, or any prosecution or disciplinary proceeding under either the Federal or State Securities Laws.

At the date of this Report only one member of the maximum nine members constituting the entire Board of Directors have been elected and continues to serve in that capacity. The By-Laws permit the existing members of the Board of Directors to fill vacancies for a period up to the remaining term of any such vacancy.

ITEM 10. EXECUTIVE COMPENSATION

This item provides disclosure of all cash, non-cash, plan and non-plan compensation awarded to, earned by, or paid to the named executive officer and director for all services rendered in all capacities to Bernard, Allan & Edwards and its subsidiaries.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Comp	Restricted Stock Awards	Underlyg Options/ SAR#	All Other Comp
Michael B. McLaughlin, Sr.	2002	$13,635	0	0	0	0	0
President,Treasurer, Secretary	2001	$13,240	0	0	0	0	0

Thomas E. LaRossa	2002	$4,545	0	0	0	0	0
President, Treasurer	2001	$13,240	0	0	0	0	0
Up to August, 2002

Executive compensation for fiscal 2002 was paid in restricted common stock with a stated value of from $.04 to $.01 per share.

AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR AND

FISCAL YEAR END OPTIONS/SAR VALUES

No options or SARs were exercised in the fiscal year ending December 31, 2002.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS

No options were granted as compensation to any persons during fiscal 2002. No stock appreciation rights (SARs) were granted as compensation to any persons in fiscal 2002.

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

Name and Position (if applicable)	Number of Common Shares Beneficially Owned (1)	Percentage of Class
Michael B. McLaughlin, Sr. Director, CEO, CFO Bernard, Allan & Edwards, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	1,951,600 (2)	35.2% (2)

Thomas E. LaRossa Bernard, Allan & Edwards, Inc. Director 1016 Shore Acres Drive Leesburg, FL 34748	960,600	17.3% (3)

Wyman Taylor Director of Heartland Industries, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	541,000 (3)	9.7% (4)

Heartland Diversified Industries, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	529,000 (2,3)	9.5% (2,3,4)

All executive officers and directors as a group (2 persons)	3,453,200	62.2%

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

(2) The number of shares presented beside Michael B. McLaughlin, Sr. in the above table includes the aggregate of shares of Common stock owned by Mr. McLaughlin and his wife; and by reason of his beneficial ownership of the Common stock held by Heartland Diversified Industries, Inc.(529,000); and by reason of his custodial control of Common stock owned by his children (102,000).

(3) The number of shares presented beside Wyman Taylor include the aggregate of shares of common stock owned directly by him (12,000) and by reason of his status as a director of Heartland Industries, Inc. (529,000).

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

During fiscal 2002 we issued 819,200 shares of common stock to our executive officers and to consultants and legal professionals instead of cash compensation. The stock was issued at various times from January through December at a stated value of from $.04 to $.01 per share. There were no fees or deductions.

In October, 2002 we sold 100,000 shares of common stock for $.01 per share to an existing shareholder in a non-public offering. There were no fees or deductions.

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

The following reports on Form 8K were made during fiscal, 2002.

Date of Report: May 1, 2002

The Board of Directors of Bernard, Allan & Edwards, Inc. determined to discontinue on May 15, 2002 the operations of Bernard, Lee & Edwards Securities, Inc., a NASD broker-dealer subsidiary, and to spin-off Bernard, Lee & Edwards Securities, Inc. to the shareholders Bernard, Allan & Edwards, Inc.

On November 26, 2001, an individual filed an amended statement of claim in NASD arbitration against Bernard, Lee & Edwards Securities, Inc., Henry Paul Regan (a sub-agent in the New York office), and J.B. Oxford & Co. (a clearing broker) seeking more than $290,000 in compensatory damages and $5,000,000 in punitive damages along with fees and costs. Bernard, Lee & Edwards Securities, Inc. is defending against this claim and will seek indemnification from the independent contractor in the event that the claimant should prevail for all or any part of the amount of the claim. The final outcome of the claim is uncertain and the amount of the claim exceeds the total assets of Bernard, Lee & Edwards Securities, Inc. by a significant amount.

Date of Report: August 23, 2002

Thomas E. LaRossa, 71, has informed the Registrant that he is retiring from active business administration and has resigned on August 23, 2002 from the Board of Directors and any executive positions that he may have held with the Registrant. Mr.LaRossa may continue to consult for the Registrant from time to time.

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

MICHAEL MCLAUGHLIN, SR., PRESIDENT

/s/ Michael McLaughlin, Sr. President

March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

MICHAEL MCLAUGHLIN, DIRECTOR
/s/ Michael McLaughlin, Director
March 28, 2003