Form 10QSB
period 2003-03-31
BERNARD ALLAN & EDWARDS INC
filed 2003-05-15
CIK 1141413

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,750,400 shares outstanding at March 31, 2003
Transitional Small Business Disclosure Format (check one);
Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERNARD, ALLAN & EDWARDS, INC.

BALANCE SHEET

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2003

AND MARCH 31, 2002

ASSETS
	March 31, 2003	March 31,2002
Current Assets:
Cash	$1,543	$3,104
Investments, Money Market		17,006
Total Current Assets	$1,543	$20,110
TOTAL ASSETS	$1,543	$20,110
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,000	$4,700
Total Current Liabilities	1,000	4,700

Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000,000 shares authorized; and 750,400 and 3,532,800 shares issued and outstanding	223,032	213,807

Preferred stock, $.0 Par Value, 1,000 shares authorized; and -0- shares issued and outstanding	-	-
Additional paid in capital

Retained earnings (Deficit)	(222,489)	(198,397)
TOTAL SHAREHOLDERS' EQUITY	543	15,410
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,543	$ 20,110
	=========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF OPERATIONS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003

AND MARCH 31, 2002
	Three Months Ended	Three Months Ended
	March 31, 2003	March 31,2002
REVENUES:
Interest Income	$0	$60
TOTAL REVENUES	0	60
EXPENSES:
Salaries	2,040	13,320
Professional Expenses	1,100	7,553
Other Expenses	37	1,153
TOTAL EXPENSES	3,177	22,026
Income (Loss) Before Income Taxes	(3,177)	(21,966)

Provision for Income Taxes	0	0

Net Income (Loss)	$(3,177)	$(21,966)
	============	===========
Net Income (Loss) per Share of Common Stock
Basic	$(0.00)	$(0.01)
	==========	===========
Diluted	$(0.00)	$(0.01)
	==========	==========
Weighted Average Number of Common Shares Outstanding
Basic	5,635,100	3,340,550
	==========	==========
Diluted	6,189,320	3,894,770
	==========	==========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CASH FLOWS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003

AND MARCH 31, 2002

	Three Months Ended	Three Months Ended

	March 31,2003	March 31,2002
Cash Flows from Operating Activities:

Net Income (Loss)	$(3,177)	$(21,966)
Adjustment to Reconcile Net Income (Loss) to

Net Cash (Used In) Provided by

Operating Activities:

Increase in Accounts Payable	944	4,700

Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	2,040	13,320
Net Cash (Used In) Operating Activities	(193)	(3,946)

Cash Flows from Investing Activities:

Net Cash (Used In) Investing Activities	0	0
Cash Flows from Financing Activities:

Net Cash Provided by Financing Activities	0	0

Net Increase in Cash and Cash Equivalents	(3,946)

Cash and Cash Equivalents

at Beginning of Period
	1,736	24,056

Cash and Cash Equivalents

at End of Period	$1,543	$20,110

	========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH MARCH 31, 2003

					ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT
	PREFERRED	STOCK	COMMON	STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE
December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)
Preferred stock, cash dividend;						(33,441)
Net income for year						24,426

BALANCE
December 31, 2000	50	1	4,490	45	358,721	(267,691)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders		1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard, Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,691
Issuance of shares for services			775,200	117,270
Net income (loss) for year						(161,410)

BALANCE
December 31, 2001 (audited)	0	$0	3,199,800	$269,039	$0	($176,431)
Issuance of shares for services			333,000	13,322
Net Income (loss) for period						(9,015)

BALANCE
March 31, 2002	0	$0	3,532,800	282,361	$0	(185,446)

April 11, 2002
Spin off of Bernard, Allan & Edwards Securities, Inc. to shareholders May 18, 2002				(87,045)		5,540
Issued 4,100,000 shares in an S-8 registration for consulting and other corporate services.			4,100,000	41,000
Issued shares in a one for three forward split			1,177,600	11,776
Issuance of shares for services			53,200	528
Net income (loss) for period						(64,722)

BALANCE
June 30, 2002.			8,863,400	$248,622	$-	(244,628)

August 2, 2002 Cancellation of S-8 shares			(3,850,000)	$(38,500)		38,500
October 31, 2002
Sale of shares			100,000	1,000
Issuance of shares for services			819,200	$18,180
Net income(loss) for year						(94,332)

BALANCE
December 31, 2002 (audited)	$-	$-	5,546,600	$220,992	$-	$(219,312)
Issuance of shares for services			204,000	2,040
Net income(loss) for period						(3,177)
BALANCE
March 31, 2003	$-	$-	5,750,600	$223,032	$-	$(224,489)

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2003

AND MARCH 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINES

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

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2003

AND MARCH 31, 2002

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

Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of March 31, 2003 and March 31, 2002, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

NOTE 2 - PREFERRED STOCK

The Company is authorized to issue 3,000,000 shares of no par value preferred stock.

No shares have been issued to date.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2003

AND MARCH 31, 2002

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

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2003

AND MARCH 31, 2002

NOTE 4 - INCOME TAXES

Significant components of deferred income taxes are as follows:

Net Operating Loss $222,489

Total Deferred Tax Asset 89,000

Less Valuation Allowance 89,000

Net Deferred Tax Asset $ 0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $89,000 as of March 31, 2003 is maintained on deferred tax assets, which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of March 31, 2003, the Company had a consolidated net operating loss carry forward of $222,489. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2020 and December 31, 2023.

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

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2003

AND MARCH 31, 2002

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

During the years ended December 31, 2001, 2002, and 2003, several officers of the Company received shares in lieu of salaries. The shares were transferred to the officers of the Company in 2001 at $.50 per share, during the first quarter of 2002 at $.04 per share, and thereafter at .01 per share.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2003

AND MARCH 31, 2002

NOTE 7 - SPIN OFF OF SUBSIDIARY

On April 3, 2002, the shareholder of Bernard, Allan & Edwards, Inc. approved the spin off of Bernard, Allan & Edwards Securities, Inc. to its shareholders. As such, this report shows the financial position and results of operations for Bernard, Allan & Edwards, Inc. only.

NOTE 8 - REGISTRATION

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

NOTE 9 - COMMONSTOCK SPLIT

On May 18, 2002, the Company issued 1,177,633 shares of common stock in a one for three forward split. The shareholders approved, also on May 16, 2002, an increase in the company's authorized shares from 30,000,000 to 80,000,000 shares of no par value common stock.

Item 2. Management's Plan of Operation.

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

Since May 15, 2002 Bernard, Allan & Edwards has no operating subsidiaries and no source of revenue.

Liquidity

At March 31, 2003 Bernard, Allan & Edwards had $1,543 in cash and cash equivalents and no trade receivables.

Commissions, and all other income categories, declined substantially in the first quarter of 2003 as compared to the same three month period in fiscal 2002 due to the disposition of the companys only operating subsidiary in 2002:
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
Commission Income	$43,149	$0
Trading Income	(245)	0
Interest income	178	0
Other Income	12,577	0
TOTAL REVENUE	$55,659	$0

Although the company has no source of revenues it also does not have any recurring cash expenses except as may be required for professional accounting costs and fees related to SEC filings, such as this report. The company intends to satisfy its cash needs by making small non-public offerings of its common stock to management or existing shareholders on a case by case basis. We anticipate paying non-accounting professional and consulting fees, if any, in common stock.

Managements plan of operation for the next several months is to seek a business combination with an operating company.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Bernard, Allan & Edwards, Inc. issued the following securities in lieu of cash compensation and without registration under the Securities Act during the period from January 1, 2003 to March 31, 2003.
Date

Title

Number of Shares

Price per Share

Purchaser

January 31, 2003

Common

50,000

$0.01

Michael McLaughlin

February 28, 2003

Common

50,000

$0.01

Michael McLaughlin

March 31, 2003

Common

50,000

$0.01

Peter Amaral

March 31, 2003

Common

4,000

$0.01

James Oberst

March 31, 2003

Common

50,000

$0.01

Michael McLaughlin

April 8, 2003

Common

100,000

$0.01

Heartland Industries, Inc.

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

Exhibits: None.

No reports on Form 8-k were filed during this reporting period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD, ALLAN & EDWARDS, INC.
(Registrant)
Date:May 15, 2003
/s/ Michael McLaughlin, President