Form 10QSB
period 2003-06-30
BERNARD ALLAN & EDWARDS INC
filed 2003-08-14
CIK 1141413

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
Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERNARD, ALLAN & EDWARDS, INC.

BALANCE SHEET

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)

ASSETS
	June 30, 2003	June 30,2002
Current Assets:
Cash	$1,340	$4,050
Prepaid Expenses	-	2
TOTAL ASSETS	$1,340	$4,052
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,040	$58
Total Current Liabilities	1,040	58

Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000,000 shares authorized; and 6,309,400 and 8,863,400 shares issued and outstanding	227,532	248,622

Preferred stock, $.0 Par Value, 1,000 shares authorized; and -0- shares issued and outstanding	-	-
Additional paid in capital

Retained earnings (Deficit)	(227,232)	(244,628)
TOTAL SHAREHOLDERS' EQUITY	300	3,994
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,340	$ 4,052
	=========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF OPERATIONS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)
	Three Months Ended	Three Months Ended
	June 30, 2003	June 30,2002
REVENUES:
Interest Income	$0	$101
TOTAL REVENUES	0	101
EXPENSES:
Salaries	3,540	14,130
Regulatory Fees	150	22,458
Professional Expenses	3,545	57,901
Other Expenses	685	14,326

TOTAL EXPENSES	7,920	86,789

Income (Loss) Before Income Taxes	(7,920)	(86,688)

Provision for Income Taxes	0	0

Net Income (Loss)	$(7,920)	$(86,688)
	============	===========
Net Income (Loss) per Share of Common Stock
Basic	$(0.00)	$(0.00)
	==========	===========
Diluted	$(0.00)	$(0.00)
	==========	==========
Weighted Average Number of Common Shares Outstanding
Basic	6,083,733	5,292,000
	==========	==========
Diluted	6,637,953	5,846,220
	==========	==========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF OPERATIONS

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)
	Three Months Ended	Three Months Ended
	June 30, 2003	June 30,2002
REVENUES:
Interest Income	$0	$41
TOTAL REVENUES	0	41
EXPENSES:
Salaries	1,500	810
Regulatory Fees	150	432
Professional Expenses	2,445	50,348
Other Expenses	648	13,173
TOTAL EXPENSES	4,743	64,763
Income (Loss) Before Income Taxes	(4,473)	(64,722)

Provision for Income Taxes	0	0

Net Income (Loss)	$(4,743)	$(64,722)
	============	===========
Net Income (Loss) per Share of Common Stock
Basic	$(0.00)	$(0.00)
	==========	===========
Diluted	$(0.00)	$(0.00)
	==========	==========
Weighted Average Number of Common Shares Outstanding
Basic	6,083,733	5,292,000
	==========	==========
Diluted	6,637,953	5,846,220
	==========	==========

3

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CASH FLOWS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(7,920)	$(86,688)
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Increase in Accounts Payable	984

Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	4,040	66,626

Net Cash (Used In) Operating Activities	(2,896)	(20,006)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	0	0

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	2,500	0

Net Increase (Decrease) in Cash and Cash Equivalents	(396)	(20,006)

Cash and Cash Equivalents
at Beginning of Period	1,736	24,056

Cash and Cash Equivalents
at End of Period	$1,340	$4,050
	========	========

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CASH FLOWS

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(4,743)	$(64,722)
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Increase in Accounts Payable	40	(4,644)

Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	2,000	53,306

Net Cash (Used In) Operating Activities	(2,703)	(16,060)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	0	0

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	2,500	0

Net Increase (Decrease) in Cash and Cash Equivalents	(203)	(16,060)

Cash and Cash Equivalents
at Beginning of Period	1,543	20,110

Cash and Cash Equivalents
at End of Period	$1,340	$4,050
	========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH JUNE 30, 2003

					ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT
	PREFERRED	STOCK	COMMON	STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE
December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)
Preferred stock, cash dividend;						(33,441)
Net income for year						24,426

BALANCE
December 31, 2000	50	1	4,490	45	358,721	(267,691)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders		1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard, Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,691
Issuance of shares for services			775,200	117,270
Net income (loss) for year						(161,410)

BALANCE
December 31, 2001 (audited)	0	$0	3,199,800	$269,039	$0	($176,431)
Issuance of shares for services			333,000	13,322
Net Income (loss) for period						(9,015)

BALANCE
March 31, 2002	0	$0	3,532,800	282,361	$0	(185,446)

April 11, 2002
Spin off of Bernard, Allan & Edwards Securities, Inc. to shareholders May 18, 2002				(87,045)		5,540
Issued 4,100,000 shares in an S-8 registration for consulting and other corporate services.			4,100,000	41,000
Issued shares in a one for three forward split			1,177,600	11,776
Issuance of shares for services			53,200	528
Net income (loss) for period						(64,722)

BALANCE
June 30, 2002.			8,863,400	$248,622	$-	(244,628)

August 2, 2002 Cancellation of S-8 shares			(3,850,000)	$(38,500)		38,500
October 31, 2002
Sale of shares			100,000	1,000
Issuance of shares for services			819,200	$18,180
Net income(loss) for year						(94,332)

BALANCE
December 31, 2002 (audited)	$-	$-	5,546,600	$220,992	$-	$(219,312)
Issuance of shares for services			204,000	2,040
Net income(loss) for period						(3,177)
BALANCE
March 31, 2003	$-	$-	5,750,400	$220,992	$-	$(219,312)
Sale of Shares			350,000	2,500
Issuance of shares for services
			200,000	2,000
Net Income (loss) for period
						(3,177)

BALANCE
June 30, 2003			6,300,400	227,532		(227,232)

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED JUNE, 2003

AND JUNE 30, 2002

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of June 30, 2003 and June 30, 2002, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

NOTE 2 - PREFERRED STOCK

The Company is authorized to issue 3,000,000 shares of no par value preferred stock. No shares have been issued to date.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE PERIODS ENDING JUNE 30, 2003

AND JUNE 30, 2003

NOTE 3 - CAPITALIZATION -- PRIVATE PLACEMENT

A private offering memorandum, dated July 1, 2000 provided for the sale of up to 250,000 units with an effective date of July 1, 2000. The offering price of a unit was $.40 and consisted of one share of common stock, one warrant A to purchase eight shares of common stock and one warrant B to purchase two and one-half shares of common stock. The agency agreement to offer the units for sale was signed with Bernard, Lee & Edwards Securities, Inc., a Company related through common ownership. The agreement for a payment of a 10% commission was for a period of ninety days. The offering closed during September 2000 with the sale of 177,100 units. Warrant A gives the holder the right to acquire eight shares of the Company's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of the Company's common stock for each warrant B at an exercise price of $4.00 per share. The warrants cannot be exercised until the effective date of the registration statement being filed with the Securities and Exchange Commission for the purpose of registering the common stock and warrants. Warrant A will expire twelve months from said effective date, and warrant B will expire eighteen months from said date. The warrants will remain effective during the exercise period, and the Company's board of directors has the right to extend expiration dates as long as the registration statement filed with the SEC is kept current. On August 6, 2002, the Board of Directors extended the expiration date of the A & B warrants to February 14, 2004 and August 14, 2004, respectively.

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

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE PERIODS ENDING JUNE 30, 2003

AND JUNE 30, 2002

NOTE 4 - INCOME TAXES

Significant components of deferred income taxes are as follows:
Net Operating Loss	$ 227,232

Total Deferred Tax Asset	91,000
Less Valuation Allowance	91,000
Net Deferred Tax Asset	$ 0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $91,000 as of June 30, 2003 is maintained on deferred tax assets, which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of June 30, 2003, the Company had a consolidated net operating loss carry forward of $227,232. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2020 and December 31, 2023.

NOTE 5 - PURCHASE OF SUBSIDIARY

The Board of Directors, on March 16, 2001, approved a plan to acquire Bernard, Lee & Edwards Securities, Inc. This will facilitate the Company's plans to offer, besides accounting services, financial planning, variable annuities, mutual funds and investment banking which are all classified as securities. The Company acquired all of the outstanding common and preferred stock in exchange for 1,247,500 shares of common shares. Bernard, Lee & Edwards Securities, Inc. had 500 shares of 8% cumulative and convertible preferred stock outstanding. It also had a note receivable from a company, both of which were owned by a company whose principal stockholder and president is also a stockholder and the Chief Executive Officer of Bernard, Allan & Edwards, Inc. As an inducement to the preferred stockholder to forgive all unpaid cumulative preferred dividends and to reduce the note receivable from $25,000 to $15,000, the Company has issued warrants to purchase 200,000 shares of the Company's common stock at the exercise price of $4.50 for a period of three years from the effective date of the SEC registration with the understanding that the underlying shares to be issued upon the exercise of the warrants will be registered with the contemplated SEC filing. On August 6, 2002 the board of directors extended the expiration date of the 200,000 warrants to February 14, 2006. On August 6, 2002, the Board of Directors extended the expiration date of the 200,000 warrants to February 14, 2006.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE PERIODS ENDING JUNE 30, 2003

AND JUNE 30, 2002

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

During the years ended December 31, 2001, 2002 and 2003, several officers of the Company received shares in lieu of salaries. The shares were transferred to the officers of the Company in 2001 at $.50 per share, during the first quarter of 2002 at $.04 per share, and thereafter at .01 per share.

NOTE 7 - LITIGATION

On November 26, 2001, an individual filed an amended statement of claim in NASD arbitration against the subsidiary Bernard, Lee & Edwards Securities, Inc., Henry Paul Regan (an independent contractor agent in the New York office), and J.B. Oxford & Co. (our clearing broker) seeking more than $290,000 in compensatory damages and $5,000,000 in punitive damages along with fees and costs. Bernard, Allan & Edwards, the registrant, was not named as a party in the statement of claim. In April 2002 the subsidiary was spun-off from the registrant and the registrant has no reasonable belief of any actual or contingent liability from that claim.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE PERIODS ENDING JUNE 30, 2003

AND JUNE 30, 2002

NOTE 8 - SPIN OFF OF SUBSIDIARY

On April 3, 2002, the shareholder of Bernard, Allan & Edwards, Inc. approved the spin off of Bernard, Allan & Edwards Securities, Inc. to its shareholders. As such, this report shows the financial position and results of operations for Bernard, Allan & Edwards, Inc. only.

NOTE 9 - LAW REGISTRATION

On May 16, 2002, the Company issued 4,100,000 shares of common stock in an S-8 registration to have free trading shares available for consulting and other corporate matters. 250,000 shares were issued to the Company attorney for services rendered at $.01 per share and 3,850,000 shares are to be held in trust by the attorney. On August 2, 2002 the 3,850,000 shares held in trust were cancelled and are no longer outstanding.

NOTE 10 - COMMON STOCK SPLIT

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

Liquidity

At June 30, 2003 Bernard, Allan & Edwards had $1,340 in cash and cash equivalents and no trade receivables.

Due to the disposition of the companys only operating subsidiary in May 2002 the company has had no operating income since that time.

Three Months Ended
	June 30, 2002	Three Months Ended June 30, 2003
Commission Income	$0	$0
Trading Income	0	0
Interest income	0	0
Other Income	0	0
TOTAL REVENUE	$0	$0

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Bernard, Allan & Edwards, Inc. issued the following securities in lieu of cash compensation and without registration under the Securities Act during the period from January 1, 2003 to June 30, 2003.
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

Common

100,000

$0.01

Heartland Industries, Inc.

April 30, 2003

Common

50,000

$0.01

Michael McLaughlin

May 19, 2003

Common

50,000

$0.01

Heartland Industries, Inc.

May 31, 2003

Common

50,000

$0.01

Michael McLaughlin

May 31, 2003

Common

50,000

$0.01

Peter Amaral

June 24, 2003

Common

200,000

$0.005

Heartland Industries, Inc.

June 30, 2003

Common

50,000

$0.01

Michael McLaughlin

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
Date:August 14, 2003
/s/ Michael McLaughlin, President