Form 10QSB
period 2003-09-30
BERNARD ALLAN & EDWARDS INC
filed 2003-11-14
CIK 1141413

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,704,400 shares outstanding at September 30, 2003
Transitional Small Business Disclosure Format (check one);
Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERNARD, ALLAN & EDWARDS, INC.

BALANCE SHEET

FOR THE PERIODS ENDED SEPTEMBER 30, 2003

AND SEPTEMBER 30, 2002

(UNAUDITED)

ASSETS
	September 30, 2003	September 30,2002
Current Assets:
Cash	$232	$3,774
Prepaid Expenses	-	-
TOTAL ASSETS	$232	$3,774
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$0	$1,030
Total Current Liabilities	0	1,030

Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000,000 shares authorized; and 6,704,400 and 5,238,400 shares issued and outstanding	230,572	212,372
Preferred stock, $.0 Par Value, 1,000 shares authorized; and -0- shares issued and outstanding	-	-
Additional paid in capital

Retained earnings (Deficit)	(230,340)	(209,628)
TOTAL SHAREHOLDERS' EQUITY	232	2,774
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$232	$ 3,774
	=========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

COMPARATIVE STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

AND SEPTEMBER 30, 2002

(UNAUDITED)
	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30,2002
REVENUES:
Interest Income	$0	$101
TOTAL REVENUES	0	101
EXPENSES:
Salaries	5,080	16,380
Regulatory Fees	150	432
Professional Expenses	4,870	58,976
Other Expenses	928	14,501
TOTAL EXPENSES	11,028	90,289
Income (Loss) Before Income Taxes	(11,028)	(90,188)

Provision for Income Taxes	0	0

Net Income (Loss)	$(11,028)	$(90,188)
	============	===========
Net Income (Loss) per Share of Common Stock
Basic	$(0.00)	$(0.02)
	==========	===========
Diluted	$(0.00)	$(0.02)
	==========	==========
Weighted Average Number of Common Shares Outstanding
Basic	6,106,600	5,017,067
	==========	==========
Diluted	6,660,800	5,571,267
	==========	==========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

COMPARATIVE STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

AND SEPTEMBER 30, 2002

(UNAUDITED)
	Three Months Ended	Three Months Ended
	September 30, 2003	September 30,2002
REVENUES:
Interest Income	$0	$0
TOTAL REVENUES	0	0

EXPENSES:
Salaries	1,540	2,250
Regulatory Fees	0	0
Professional Expenses	1,325	1,075
Other Expenses	243	175

TOTAL EXPENSES	3,108	3,500

Income (Loss) Before Income Taxes	(3,108)	(3,500)

Provision for Income Taxes	0	0

Net Income (Loss)	$(3,108)	$(3,500)
	============	===========
Net Income (Loss) per Share of Common Stock
Basic	$(0.00)	$(0.00)
	==========	===========
Diluted	$(0.00)	$(0.00)
	==========	==========
Weighted Average Number of Common Shares Outstanding
Basic	6,571,267	6,371,733
	==========	==========
Diluted	7,125,467	6,925,933
	==========	==========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

COMPARATIVE STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

AND SEPTEMBER 30, 2002

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(11,028)	$(90,188)
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Increase in Accounts Payable	(56)	1,030

Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	6,080	68,876

Net Cash (Used In) Operating Activities	(5,004)	(20,282)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	0	0

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	3,500	0

Net Increase (Decrease) in Cash and Cash Equivalents	(1,504)	(20,282)

Cash and Cash Equivalents
at Beginning of Period	1,736	24,056

Cash and Cash Equivalents
at End of Period	$232	$3,774
	========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

COMPARATIVE STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

AND SEPTEMBER 30, 2002

(UNAUDITED)
	Three Months Ended	Three Months Ended
	September 30, 2003	September 30, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,108)	$(64,722)
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Increase in Accounts Payable	(1,040)	972
		2
Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	2,040	2,250

Net Cash (Used In) Operating Activities	(2,108)	(276)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	0	0

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	1,000	0

Net Increase (Decrease) in Cash and Cash Equivalents	(1,108)	(276)

Cash and Cash Equivalents
at Beginning of Period	1,340	4,050

Cash and Cash Equivalents
at End of Period	$232	$3,774
	========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH SEPTEMBER 30, 2003

					ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT
	PREFERRED	STOCK	COMMON	STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE
December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)
Preferred stock, cash dividend;						(33,441)
Net income for year						24,426

BALANCE
December 31, 2000	50	1	4,490	45	358,721	(267,691)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders		1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard, Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,691
Issuance of shares for services			775,200	117,270
Net income (loss) for year						(161,410)

BALANCE
December 31, 2001 (audited)	0	$0	3,199,800	$269,039	$0	($176,431)
Issuance of shares for services			333,000	13,322
Net Income (loss) for period						(9,015)

BALANCE
March 31, 2002	0	$0	3,532,800	282,361	$0	(185,446)

April 11, 2002
Spin off of Bernard, Allan & Edwards Securities, Inc. to shareholders May 18, 2002				(87,045)		5,540
Issued 4,100,000 shares in an S-8 registration for consulting and other corporate services.			4,100,000	41,000
Issued shares in a one for three forward split			1,177,600	11,776
Issuance of shares for services			53,200	528
Net income (loss) for period						(64,722)

BALANCE
June 30, 2002.			8,863,400	$248,622	$-	(244,628)

August 2, 2002 Cancellation of S-8 shares			(3,850,000)	$(38,500)		38,500
October 31, 2002
Sale of shares			100,000	1,000
Issuance of shares for services			819,200	$18,180
Net income(loss) for year						(94,332)

BALANCE
December 31, 2002 (audited)	$-	$-	5,546,600	$220,992	$-	$(219,312)
Issuance of shares for services			204,000	2,040
Net income(loss) for period						(3,177)
BALANCE
March 31, 2003	$-	$-	5,750,400	$220,992	$-	$(219,312)
Sale of Shares			350,000	2,500
Issuance of shares for services
			200,000	2,000
Net Income (loss) for period
						(3,177)

BALANCE
June 30, 2003	$-	$-	6,300,400	227,532		(227,232)
Sale of Shares			200,000	1,000
Issuance of shares for services			204,000	2,040
Net income (loss) for period						(3,108)

BALANCE
September 30, 2003			6,704,400	230,572		(230,340)

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING SEPTEMBER 30, 2003

AND SEPTEMBER 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Bernard, Allan & Edwards, Inc. was incorporated on February 7, 2000 in the State of Florida as Internet-Estreet.Com, Inc. On March 16, 2001, the shareholders approved the change of the name to Bernard, Allan & Edwards, Inc. The Company intended to achieve future growth through the acquisition of public accounting practices and the offering of investment banking services to the clients of these firms and others. However, in April, 2002 the Company divested its only operating subsidiary and since that time has no business operations. (See also Notes 5 & 7)

BASIS OF PRESENTATION

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

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of September 30, 2003 and September 30, 2002, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

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

NOTE 4 - INCOME TAXES

Significant components of deferred income taxes are as follows:
Net Operating Loss	$230,340
Total Deferred Tax Asset	92,000
Less Valuation Allowance	92,000
Net Deferred Tax Asset	$ 0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $92,000 as of September 30, 2003 is maintained on deferred tax assets, which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of September 30, 2003, the Company had a consolidated net operating loss carry forward of $230,340. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2020 and December 31, 2023.

NOTE 5 - PURCHASE OF SUBSIDIARY

The Board of Directors, on March 16, 2001, approved a plan to acquire Bernard, Lee & Edwards Securities, Inc. This acquisition was made to facilitate the Company's plans to offer, besides accounting services, financial planning, variable annuities, mutual funds and investment banking which are all classified as securities. The Company acquired all of the outstanding common and preferred stock in exchange for 1,247,500 shares of common shares. Bernard, Lee & Edwards Securities, Inc. had 500 shares of 8% cumulative and convertible preferred stock outstanding. It also had a note receivable from a company, both of which were owned by a company whose principal stockholder and president is also a stockholder and the Chief Executive Officer of Bernard, Allan & Edwards, Inc. As an inducement to the preferred stockholder to forgive all unpaid cumulative preferred dividends and to reduce the note receivable from $25,000 to $15,000, the Company issued warrants to purchase 200,000 shares of the Company's common stock at the exercise price of $4.50 for a period of three years from the effective date of the SEC registration statement with the understanding that the underlying shares to be issued upon the exercise of the warrants will be registered with the contemplated SEC filing. On August 6, 2002 the board of directors extended the expiration date of the 200,000 warrants to February 14, 2006. On August 6, 2002, the Board of Directors extended the expiration date of the 200,000 warrants to February 14, 2006.

This combination was accounted for as a purchase. Due to the fact that the shareholders of Bernard, Lee & Edwards Securities, Inc. exchanged their shares for over 51% of the common stock of Bernard, Allan & Edwards, Inc. outstanding at the time, Bernard, Lee & Edwards Securities, Inc. is the accounting predecessor. (See also Note 7).

NOTE 6- CONTRACTS FOR SERVICES

The Board of Directors, on March 16, 2001, approved a consulting agreement with a certified public accountant named Allan B. Dombrow. Mr. Dombrow, as a long-time practitioner in South Florida, agreed to be involved in identifying and evaluating accounting firms that may be acquired. The agreement commenced February 14, 2002, the effective date of the SEC registration for the Company. In exchange for his services, Mr. Dombrow received 100,000 shares of common shares as initial compensation. The shares were valued at $.40 per share and the value of the initial compensation is $40,000. The shares were transferred to Mr. Dombrow at $.40 per share.

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

NOTE 8 - SECURITIES REGISTRATION

On May 16, 2002, the Company issued 4,100,000 shares of common stock in an S-8 Registration Statement to have free trading shares available for consulting and other corporate matters. 250,000 shares were issued to the Company attorney for services rendered at $.01 per share and 3,850,000 shares were held in trust by the attorney. On August 2, 2002 the S-8 Registration Statement was amended, and the 3,850,000 shares held in trust were cancelled and are no longer outstanding.

NOTE 9 - COMMON STOCK SPLIT

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

Liquidity

At September 30, 2003 Bernard, Allan & Edwards had $232 in cash and cash equivalents and no trade receivables. On November 13, 2003 the Company completed a non-public offering of 200,000 shares of its common stock to a shareholder at $.01 per share. Management anticipates that the $2,000 in proceeds from this non-public offering are sufficient to meet any ongoing obligations through the end of the current fiscal year.

Due to the disposition of the Companys only operating subsidiary in May 2002 the company has had no operating income since that time.

Three Months Ended
	September 30, 2003	Three Months Ended September 30, 2002
Commission Income	$0	$0
Trading Income	0	0
Interest income	0	0
Other Income	0	0
TOTAL REVENUE	$0	$0

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

Heartland Diversified Industries, Inc.

April 30, 2003

Common

50,000

$0.01

Michael McLaughlin

May 19, 2003

Common

50,000

$0.01

Heartland Diversified Industries, Inc.

May 31, 2003

Common

50,000

$0.01

Michael McLaughlin

May 31, 2003

Common

50,000

$0.01

Peter Amaral

June 24, 2003

Common

200,000

$0.005

Heartland Industries, Inc.

June 30, 2003

Common

50,000

$0.01

Michael McLaughlin

July 7, 2003

Common

4,000

$0.01

James Oberst

July 21, 2003

Common

50,000

$0.01

Michael McLaughlin

August 19, 2003

Common

200,000

$0.005

Heartland Diversified Industries, Inc.

August 31, 2003

Common

50,000

$0.01

Michael McLaughlin

August 31, 2003

Common

50,000

$0.01

Peter Amaral

September 30, 2003

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
Date: November 14, 2003
/s/ Michael McLaughlin, President