Form 10KSB/A
period 2002-12-31
BERNARD ALLAN & EDWARDS INC
filed 2004-01-09
CIK 1141413

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

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief

Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

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

Larry Legel

Certified Public Accountant

March 11, 2003

Ft Lauderdale, FL

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED BALANCE SHEET

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001

AND DECEMBER 31, 2002

ASSETS

	Dec 31, 2002	Dec 31, 2001
Current Assets:
Cash	$1,736	$811
Investments, Money Market	-	23,245
Investments, Bernard, Lee & Edwards Securities, Inc.	-	68,552
Note receivable	-	-
Total Current Assets	$,1,736	92,608
TOTAL ASSETS	$1,736	$92,608

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$56	$
Total Current Liabilities	56	-
		-
Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000 shares authorized; and 5,546,400 and 3,199,800 shares issued and outstanding	220,992	269,039
Preferred stock, $.02 Par Value, 1,000 shares authorized; and -0- and -0- shares issued and outstanding	-	1
Additional paid in capital
Retained earnings (Deficit)	(219,312)	(176,431)

TOTAL SHAREHOLDERS' EQUITY	1,680	92,608

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,736	$92,608

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

Exhibits
Item	Description
3(i)	Articles of incorporation	Previously filed with Form SB2 #333-62994
3(ii)	By-laws	Previously filed with Form SB2 #333-62994
(4)(i)	Heartland Warrant Agreement	Previously filed with Form SB2 #333-62994
(4)(ii)	Warrant A Agreement	Previously filed with Form SB2 #333-62994
(4)(iii)	Warrant B Agreement	Previously filed with Form SB2 #333-62994
(4)(iv)	Incentive Stock Option Plan	Previously filed with Form SB2 #333-62994
(5)	Opinion re: legality	Previously filed with Form SB2 #333-62994
(10)(i)	Nationwide General Agent Agreement	Previously filed with Form SB2 #333-62994
(10)(ii)	Independent contractor agreement	Previously filed with Form SB2 #333-62994
(10)(iii)	Clearing agreement	Previously filed with Form SB2 #333-62994
(23)	Consents	Filed herewith
31	Section 302 Certification	Filed herewith
32	Section 906 Certification	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD, ALLAN & EDWARDS, INC.

(Registrant)

By

MICHAEL MCLAUGHLIN, SR., CEO/CFO

/s/ Michael McLaughlin, Sr. CEO/CFO

January 9, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

MICHAEL MCLAUGHLIN, DIRECTOR
/s/ Michael McLaughlin, Director/CEO/CFO
January 9, 2004