Form 10QSB/A
period 2003-03-31
BERNARD ALLAN & EDWARDS INC
filed 2004-01-12
CIK 1141413

Form 10-QSB/A
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
Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERNARD, ALLAN & EDWARDS, INC.

BALANCE SHEET

AS OF AND FOR THE PERIODS ENDED MARCH, 2003

AND MARCH, 2002

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

Item 3. Controls and Procedures

As of the last day of the period covered by this report, an evaluation was performed by management under the supervision and with the participation of the Companys Chief Executive Officer ("CEO")/ Chief Financial Officer ("CFO") of the effectiveness of the Companys disclosure controls and procedures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives. Based on that evaluation, the Companys CEO/CFO concluded that the Companys disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files or submits under the exchange Act and in assuring the Company that such information is recorded, processed, summarized and reported within the time periods specified by the SECs rules and forms. There were no material changes in the Companys internal controls over financial reporting that occurred during the Companys most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting.

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

Item 5. Other Information.

NA

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31

Section 302 Certification

Exhibit 32

Section 906 Certification

No reports on Form 8-k were filed during this reporting period.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on his evaluation of the Companys disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-QSB, Michael McLaughlin, Sr., the Companys Chief Executive Officer/ Chief Financial Officer, has concluded that he is the only individual involved in the Companys disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Companys periodic reports. The Companys system is designed so that information is retained by the Company and relayed to counsel and the Companys accountants as it becomes available. The Companys principal executive officer and principal financial officer believes that as of the end of the period being reported, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Companys internal control over financial reporting have come to managements attention during the Companys last fiscal quarter that have materially affected, or are likely to materially affect, the Companys internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD, ALLAN & EDWARDS, INC.
(Registrant)

Date:January 9, 2004
/s/ Michael McLaughlin, CEO/CFO

Michael McLaughlin