Form 10QSB/A
period 2003-06-30
BERNARD ALLAN & EDWARDS INC
filed 2004-01-12
CIK 1141413

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,400 shares outstanding at June 30, 2003
Transitional Small Business Disclosure Format (check one);
Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERNARD, ALLAN & EDWARDS, INC.

BALANCE SHEET

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)

ASSETS
	June 30, 2003	June 30,2002
Current Assets:
Cash	$1,340	$4,050
Prepaid Expenses	-	-
TOTAL ASSETS	$1,340	$4,062
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,040	$58
Total Current Liabilities	1,0400	58

Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000,000 shares authorized; and 6,309,400 and 8,863,400 shares issued and outstanding	227,352	248,622
Preferred stock, $.0 Par Value, 1,000 shares authorized; and -0- shares issued and outstanding	-	-
Additional paid in capital

Retained earnings (Deficit)	(227,352)	(244,628)
TOTAL SHAREHOLDERS' EQUITY	300	3,994
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,340	$ 4,052
	=========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF OPERATIONS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)
	Six Months Ended	Six Months Ended
	June 30, 2003	June 30,2002
REVENUES:
Interest Income	$0	$101
TOTAL REVENUES	0	101
EXPENSES:
Salaries	3,540	14,130
Regulatory Fees	150	22,458
Professional Expenses	3,545	57,901
Other Expenses	685	14,326

TOTAL EXPENSES	7,920	86,789

Income (Loss) Before Income Taxes	(7,920)	(86,688)

Provision for Income Taxes	0	0

Net Income (Loss)	$(7,920)	$(86,688)
	============	===========
Net Income (Loss) per Share of Common Stock
Basic	$(0.00)	$(0.00)
	==========	===========
Diluted	$(0.00)	$(0.00)
	==========	==========
Weighted Average Number of Common Shares Outstanding
Basic	6,083,733	5,292,000
	==========	==========
Diluted	6,637,953	5,846,220
	==========	==========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF OPERATIONS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)
	Six Months Ended	Six Months Ended
	June 30, 2003	June 30,2002
REVENUES:
Interest Income	$0	$41
TOTAL REVENUES	0	41
EXPENSES:
Salaries	1,500	810
Regulatory Fees	150	432
Professional Expenses	2,445	50,348
Other Expenses	648	13,173
TOTAL EXPENSES	4,743	64,763
Income (Loss) Before Income Taxes	(4,473)	(64,722)

Provision for Income Taxes	0	0

Net Income (Loss)	$(4,743)	$(64,722)
	============	===========
Net Income (Loss) per Share of Common Stock
Basic	$(0.00)	$(0.00)
	==========	===========
Diluted	$(0.00)	$(0.00)
	==========	==========
Weighted Average Number of Common Shares Outstanding
Basic	6,083,733	5,292,000
	==========	==========
Diluted	6,637,953	5,846,220
	==========	==========

3

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CASH FLOWS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(7,920)	$(86,688)
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Increase in Accounts Payable	984

Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	4,040	66,626

Net Cash (Used In) Operating Activities	(2,896)	(20,006)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	0	0

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	2,500	0

Net Increase (Decrease) in Cash and Cash Equivalents	(396)	(20,006)

Cash and Cash Equivalents
at Beginning of Period	1,736	24,056

Cash and Cash Equivalents
at End of Period	$1,340	$4,050
	========	========

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CASH FLOWS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2003

AND JUNE 30, 2002

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(4,743)	$(64,722)
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Increase in Accounts Payable	40	(4,644)

Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	2,000	53,306

Net Cash (Used In) Operating Activities	(2,703)	(16,060)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities	0	0

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	2,500	0

Net Increase (Decrease) in Cash and Cash Equivalents	(203)	(16,060)

Cash and Cash Equivalents
at Beginning of Period	1,543	20,110

Cash and Cash Equivalents
at End of Period	$1,340	$4,050
	========	========

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