Form 10KSB
period 2003-12-31
BERNARD ALLAN & EDWARDS INC
filed 2004-03-29
CIK 1141413

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

[ ] Transitional Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003

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
Common Stock, No Par Value Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

At December 31, 2003 the Registrant had outstanding 7,108,400 shares of its common stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

Item 1,	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Market for Common Equity and Related Stockholder Matters-Description of Securities-Dividends
Item 6.	Management's Discussion and Analysis or Plan of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13	Exhibits and Reports on Form 8K
Item 14	Principal Accountant Fees and Services

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

Operations of the subsidiary effectively ceased at the end of December, 2001. Revenue for fiscal 2002 comprised only interest income of $101. There was no revenue from operations of any kind. Expenses for fiscal 2002 totaled $94,433 and consisted primarily of professional fees, regulatory fees, and executive compensation. Executive compensation and some non-accounting related professional fees were paid with common stock valued at between $.02 and .04 per share. There was no revenue for fiscal 2003. Expenses for 2003 totaled $14,480 and consisted of executive compensation ($8,120), regulatory fees ($150), and professional expenses ($4,810). Other than regulatory fees expenses were paid with common stock valued at $.01 per share.

Events following September, 2001

The New York office was located in close proximity to the World Trade Center and after September 11, 2001 access to the office space was prohibited by New York City officials. The staff conducted business out of temporary offices or from home. At that time the expectation was that the staff would continue to function from temporary locations until early into the first quarter of 2002 when we expected telephone service to become fully reestablished and the office building become available for safe occupancy. Revenues for the months of September and October, 2001 were negatively impacted. Revenue for November, 2001, however, was within the lower end of the normal, expected range, and revenue for December, 2001 was only somewhat below the expected range established from experience prior to the events of September 11. We reported a net loss of ($161,410) for fiscal 2001 on total revenue of $215,560.

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

In early 2002, management reassessed the probability of successfully implementing our financial services business plan in light of the loss in revenue produced by the broker-dealer, the potential cost in capital resources and management time in rehabilitating the New York City office, the expense of defending the arbitration, the perceived damage to our reputation and marketing program caused by the arbitration, and the harmful financial effect on present and future operations of the broker-dealer subsidiary that might result in the arbitration.

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

ITEM 3. LEGAL PROCEEDINGS

Previously reported items regarding arbitration claims against Bernard, Lee & Edwards Securities, Inc., the former subsidiary of Bernard, Allan & Edwards, Inc. have been reported previously and are not reported here. The subsidiary was divested in May, 2002. Bernard, Allan & Edwards is not a party in any arbitration or proceeding involving the former subsidiary and has no reasonably known contingent liability resulting therefrom.

No director, officer or affiliate of Bernard, Allan & Edwards, any owner of record or beneficially of more than 5% of any class of voting securities of Bernard, Allan & Edwards, or security holder is a party adverse to Bernard, Allan & Edwards or has a material interest adverse to Bernard, Allan & Edwards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ending December 31, 2003 no matter was submitted to a vote of the shareholders.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - DESCRIPTION OF SECURITIES - DIVIDENDS

As of March 21, 2004 there is no public trading market for shares of Bernard, Allan & Edwards's common stock, no par value per share (the "common stock"). There are about 48 beneficial holders of record of the 7,108,400 shares of common stock that are issued and outstanding as of December 31, 2003. There are 80,000,000 authorized shares of common stock, no par value. This is the only class or series of common stock authorized by the Restated Articles of Incorporation.

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

We can issue up to 80,000,000 shares of common stock (72,891,600 are currently available to be issued), and up to 3,000,000 shares of preferred stock. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of Bernard, Allan & Edwards will be reduced. Shareholders may experience additional dilution as such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Bernard, Allan & Edwards does not currently have any contractual restrictions on its ability to incur debt and, accordingly, Bernard, Allan & Edwards could also incur significant amounts of indebtedness to finance its operations. Any one or a combination of these factors would dilute the respective ownership of each holder of common stock.

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

Warrant A and Warrant B

Warrant A gives the holder the right to acquire eight shares of Bernard, Allan & Edwards's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of Bernard, Allan & Edwards's common stock for each warrant B at an exercise price of $4.00 per share. The warrants can be exercised under an effective registration statement up to February 14, 2006 for the A Warrant and up to August 14, 2006 for the B Warrant. We will have the right to call the warrants upon thirty days written notice to warrant owners, and will pay $.02 per warrant for each warrant not exercised. Warrant A cannot be called unless the bid price of Bernard, Allan & Edwards's common stock is $2.00 or higher for a period of twenty consecutive trading days, and Warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

Heartland Warrants

The Heartland Warrants give the holder the right to acquire 1 share of common stock per warrant at an exercise price of $4.50 per share. There are 200,000 Heartland Warrants currently outstanding. The warrants will expire on February 14, 2008. Holders may exercise any number of warrants from time to time, and at any time, at the exercise price up to the expiration date. Although not required to do so by agreement or otherwise, Bernard, Allan & Edwards does not intend to make the Heartland Warrants a separately tradable security distinct, and apart from the 200,000 shares of common stock underlying the warrants. This means that the Heartland warrants will not be listed on the OTCBB or any other listing service, and that the Heartland warrantholders will not have the ability to sell the warrants in the secondary market. Management believes that registering the Heartland warrants under the Securities Act, and listing the Heartland warrants would negatively impact the limited liquidity of our other securities. There are no other restrictions on transfer of the Heartland Warrants.

The following common stock warrants are outstanding:
Description	Number of Warrants	Number of Common Shares	Exercise Price
Warrant A	177,100	1,416,800	$1.25
Warrant B	177,100	442,750	$4.00
Heartland	200,000	200,000	$4.50

The number of outstanding shares of common stock would increase by 2,059,550 to 9,167,950 if the holders exercised all the currently outstanding warrants. The timing of the exercise of any warrants is unknown. All, a portion, or none of the currently outstanding warrants may eventually be exercised at prices ranging from $1.25 to $4.50 per share of common stock.

We intend to present our company to market makers to have our common stock quoted on the OTC Bulletin Board ("OTCBB"). One market maker is required to initiate the OTCBB qualification procedure and to have our stock quoted on the OTCBB. At the date of this report we have not completed the NASD qualification procedures although the application process has been initiated by US Capital Partners, Inc. which has consented to act as initial market maker for the Company.

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

Before the exercise of any warrants, there are 177,100 shares of common stock which may become available for secondary trading in the public market. The relative lack of liquidity in our common stock is likely to make the trading price of our common stock volatile and subject to wide fluctuations, assuming that any trades do occur in the secondary market. Additionally, our stock price may become subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to ours and other events or factors. In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.

Under Rule 15g-9 of the Exchange Act, a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to or effect the purchase of a penny stock by any person unless: (a) such sale or purchase is exempt from Rule 15g-9; (b) prior to the transaction the broker or dealer has (1) approved the person's account for transaction in penny stocks in accordance with Rule 15g-9, and (2) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased; and (c) the purchaser has been provided an appropriate disclosure statement as to penny stock investment. The Securities and Exchange Commission adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (1) an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operations for at least three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years; (2) except for purposes of Section 7(b) of the Exchange Act and Rule 419, any security that has a price of $5.00 or more; and (3) a security that is authorized or approved for authorization upon notice of issuance for quotation on the NASDAQ Stock Market, Inc.'s Automated Quotation System. It is likely that shares of common stock, assuming a market were to develop therefore, will be subject to the regulations on penny stocks; consequently, the market liquidity for the common stock may be adversely affected by such regulations limiting the ability of broker/dealers to sell our common stock and the ability of shareholders to sell their securities in the secondary market. Moreover, our shares may only be sold or transferred by our shareholders in those jurisdictions in which an exemption for such "secondary trading" exists or in which the shares may have been registered

Potential future Rule 144 sales may impact the value of our common stock. As of December 31, 2003 of the eighty million shares of our common stock authorized, there were issued and outstanding 7,108,400 shares of which 6,681,400 are restricted securities as that term is defined under the Securities Act, and may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of (i) 1% of our outstanding common stock or (ii) the average weekly trading volume for the four week period prior to the proposed date of sale, every 3 months. Additionally, Rule 144 requires that an issuer of securities have available adequate current public information with respect to that issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule15c2-11 thereunder. Rule 144 also permits, under certain circumstances, that sale of shares by a person who is not an affiliate (and has not been an affiliate for the 90 day period preceding the proposed sale) of Bernard, Allan & Edwards and who has satisfied a 2 year holding period without any quantity limitation and whether or not there is adequate current public information available.

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

Prior to May 2002 our general plan of was to expand our broker-dealers customer base by acquiring or affiliating with practicing accounting professionals of established small tax preparation and accounting businesses located in Florida. After May 2002, however, management reassessed the probability of successfully implementing our business plan in light of a continuing decline in revenue likely to be produced by the broker-dealer, the potential cost in capital resources and management time in rehabilitating the New York City office, the expense of defending the arbitration against the subsidiary, the perceived damage to our marketing program among tax and accounting professionals caused by the arbitration, regardless of fault or outcome, and the harmful effect on present and future operations of a possibly adverse result in the arbitration against Bernard, Lee & Edwards Securities, Inc.

Therefore, in May, 2002 management took the decision to abandon the financial services industry business plan. All Bernard, Allan & Edwards ownership interest in Bernard, Lee & Edwards Securities, Inc. was distributed to its shareholders. Since Accounting Services Acquisition partners, Inc., the lone remaining subsidiary, had never conducted any business the divestiture of the broker-dealer subsidiary left Bernard, Allan & Edwards with no business operations and no source of revenue. In an attempt to preserve our remaining assets and any shareholder value, management is seeking to acquire an operating business or the opportunity to be acquired by another business. No revenue from operations or otherwise was received in fiscal 2003. Expenses in 2003 were $14, 480 comprising $8,120 in executive compensation, $150 in regulatory fees, and $4,810 in professional expenses. Professional fees other than accounting, and all executive compensation were paid in common stock valued from 1/2 cent to 1 cent per share.

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

Liquidity

At December 31, 2003 we had about $1,654 in cash and about $836 in current liabilities or expenses anticipated through March, 2004. We have no recurring monthly obligations for office rent, telephone, or other usual operating expenses as these items are being donated at no cost by management.

We do anticipate future incidental expenses consisting of professional accounting and legal fees related primarily to our ongoing SEC filing obligations. We may also incur expenses related to our search for and evaluation of suitable merger or acquisition candidates. We anticipate that the greater portion of expenses related to this activity would consist of travel, lodging if required, and similar related expenses. After one or more suitable acquisition or affiliation candidates are determined the dominant cost related to this activity will likely become legal and accounting expenses. In the event that management determines that our liquidity at any time would not be sufficient to perform an adequate search for or evaluation of potential merger or acquisition candidates then management intends to conduct a small private offering of our securities to raise cash sufficient to complete the process. Management anticipates it likely would be successful in raising sufficient cash at that time through a private offering of securities to management personnel or to a small number of business associates, although we are unable at this time to ascertain the limits or the parameters of any such possible offering, similar offerings completed in fiscal 2003 were completed at 1/2 cent to 1 cent per share of common stock.

ITEM 7. FINANCIAL STATEMENTS

BERNARD, ALLAN & EDWARDS, INC.

INDEPENDENT AUDITOR'S REPORT & FINANCIAL STATEMENTS

TABLE OF CONTENTS

LARRY LEGEL, CPA

Practice Concentrating in

Taxation and Securities

800 West Cypress Creek Road, Suite 470

Ft. Lauderdale, FL 33309

(954) 493-8900 Office

Fax to: (954) 493-8300

e-mail: LegelCPA@bellsouth.net

INDEPENDENT AUDITORS REPORT

Stockholders

Bernard, Allan & Edwards, Inc.

Leesburg, Florida

I have audited the accompanying balance sheet of Bernard, Allan & Edwards, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, the financial position of Bernard, Allan & Edwards, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a growing concern. The continuation of the Companys business is dependent upon its ability to maintain adequate financing arrangements and ultimately upon future profitable operations. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry Legel

Certified Public Accountant

March 17, 2004

Ft Lauderdale, FL

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED BALANCE SHEET

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003

AND DECEMBER 31, 2002

ASSETS

	Dec 31, 2003	Dec 31, 2002
Current Assets:
Cash	$1,654	$1,736
Investments, Money Market	-	-
Investments, Bernard, Lee & Edwards Securities, Inc.	-	-
Note receivable	-	-
Total Current Assets	$,1,654	$1,736
TOTAL ASSETS	$1,654	$1,736

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$836	$56
Total Current Liabilities	836	56
		-
Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000 shares authorized; and 7,108,400 and 5,546,400 shares issued and outstanding	234,611	220,992
Preferred stock, $.02 Par Value, 1,000 shares authorized; and -0- and -0- shares issued and outstanding	-	1
Additional paid in capital
Retained earnings (Deficit)	(233,792)	(219,312)

TOTAL SHAREHOLDERS' EQUITY	819	1,680

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,654	$1,736

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003

AND DECEMBER 31, 2002

	Year	Year
	Ended	Ended
	Dec 31, 2003	Dec 31, 2002
REVENUES:
Interest Income	-	$101
Other Income	-	-
TOTAL REVENUES		101

EXPENSES:
Salaries	8,120	18,460
Regulatory Fees	150	947
Professional Expenses	4,810	60,156
Other Expenses	-	14,870
TOTAL EXPENSES	14,480	94,433

Income (Loss) Before Income Taxes	(14,480)	(94,332)
Provision for Income Taxes	0	0
Net Income (Loss)	$(14,480)	$(94,332)
Net Income (Loss) per Share of Common Stock

Basic	$(0.00)	$(0.02)

Diluted	$(0.00)	$(0.02)
Weighted Average Number of Common
Shares Outstanding
Basic	5,756,677	4,979,585
Diluted	6,310,877	5,533,805

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003

AND DECEMBER 31, 2002

	Year	Year
	Ended	Ended
	Dec. 31, 2003	Dec. 31, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(14,480)	$(94,332)
Adjustment to Reconcile Net Income (Loss) to		-
Increase in Accounts Payable	779	56
Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	8,119	70,956
Equipment as compensation	-	1,031 -
Net Cash (Used In) Operating Activities	(5.582)	(23,320)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities		-

Cash Flows from Financing Activities:
Proceeds on Sale of Stock	5,000	1,000
Net Cash Provided by Financing Activities	5,000	1,000

Net Increase in Cash and Cash Equivalents	(82)	(22,320)

Cash and Cash Equivalents
at Beginning of Period	1,736	24,056

Cash and Cash Equivalents
at End of Period	$1,654	$1,736

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH DECEMBER 31, 2003

	PREFD	STOCK	COMMON	STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINS (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE
DECEMBER 31, 1999	50	$1	4,490	$45	$358,721	($258,676)

Preferred stock, cash dividend						(33,441)
Net income for year						24,426

BALANCE
DECEMBER 31, 2000	50	1	4,490	45	358,721	(267,891)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc .by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders			1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,891
Balance of shares for services			775,200	117,270
Net income (loss) for year						(161,400)

BALANCE
December 31, 2001(audited)	0	$0	3,199,800	$269,039	$0	($176,431)

April 11, 2002
Spin off of Bernard, Allan & Edwards Securities, Inc. to shareholders					(81,503)	12,951
May 18, 2002			4,100,000		41,000
Issued 4,100,000 shares in an S-8 registration for consulting and other corporate purchases
Issued shares in a one for three forward split				1,177,600		11,766
August 2, 2002 Cancellation of S-8 shares				(3,850,000)	(38,500)	38,500
October 31, 2002 Sale of shares				100,000	1,000
Issuance of shares for services				819,200	18,180
Net income(loss) for period (94,332) BALANCE December 31, 2002
				5,546,600	$220,992	$(219,312)
Sale of shares				750,000	5,500
Issuance of shares for services				812,000	8,119
Net income (loss) for year						(14,480)
BALANCE
December 31, 2003				$7,108,400	$234,611	(233,792)

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003

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

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of December 31, 2003 and December 31, 2002, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

NOTE 2 - PREFERRED STOCK

The Company is authorized to issue 3,000,000 shares of no par value preferred stock. No shares have been issued to date.

NOTE 3 - CAPITALIZATION -- PRIVATE PLACEMENT

A private offering memorandum, dated July 1, 2000 provided for the sale of up to 250,000 units with an effective date of July 1, 2000. The offering price of a unit was $.40 and consisted of one share of common stock, one warrant A to purchase eight shares of common stock and one warrant B to purchase two and one-half shares of common stock. The agency agreement to offer the units for sale was signed with Bernard, Lee & Edwards Securities, Inc., a Company related through common ownership. The agreement for a payment of a 10% commission was for a period of ninety days. The offering closed during September, 2000 with the sale of 177,100 units. Warrant A gives the holder the right to acquire eight shares of the Company's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of the Company's common stock for each warrant B at an exercise price of $4.00 per share. Warrant A will expire February 14, 2006, and warrant B will expire August 14, 2006. The Company will have the right to call the warrants upon thirty days written notice to warrant owners, and it will pay $.02 per warrant for each warrant not exercised. Warrant A cannot be called unless the bid price of the Company's common stock is $2.00 or higher for a period of twenty consecutive trading days, and warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

INCENTIVE STOCK OPTION PLAN

The Board of Directors has approved on March 16, 2001 and the shareholders have approved the plan to grant 1,000,000 options to purchase 1,000,000 common shares of the Company's stock. No options have been granted as of this date.

NOTE 4 - INCOME TAXES

Significant components of deferred income taxes are as follows:

Net Operating Loss $233,792

Total Deferred Tax Asset 93,500

Less Valuation Allowance 93,500

Net Deferred Tax Asset $0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $93,500 as of December 31, 2003 is maintained on deferred tax assets, which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of December 31, 2003, the Company had a consolidated net operating loss carry forward of $233,792. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2020 and December 31, 2022.

NOTE 5 - PURCHASE OF SUBSIDIARY

The Board of Directors, on March 16, 2001, approved a plan to acquire Bernard, Lee & Edwards Securities, Inc. This will facilitate the Company's plans to offer, besides accounting services, financial planning, variable annuities, mutual funds and investment banking which are all classified as securities. The Company acquired all of the outstanding common and preferred stock in exchange for 1,247,500 shares of common shares. Bernard, Lee & Edwards Securities, Inc. had 500 shares of 8% cumulative and convertible preferred stock outstanding. It also had a note receivable from a company, both of which were owned by a company whose principal stockholder and president is also a stockholder and the Chief Executive Officer of Bernard, Allan & Edwards, Inc. As an inducement to the preferred stockholder to forgive all unpaid cumulative preferred dividends and to reduce the note receivable from $25,000 to $15,000, the Company has issued warrants to purchase 200,000 shares of the Company's common stock at the exercise price of $4.50 for a period of three years from the effective date of the SEC registration unless extended by the board of directors.

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

During the years ended December 31, 2003 and 2002 and 2001 officers of the Company received shares in lieu of salaries. The shares were transferred to the officers of the Company in 2001 at $.50 per share, during the first quarter of 2002 at $.04 per share, and thereafter at .01 per share.

NOTE 7 - LITIGATION

On November 26, 2001, an individual filed an amended statement of claim in NASD arbitration against the Companys subsidiary Bernard, Lee & Edwards Securities, Inc. seeking more than $290,000 in compensatory damages and $5,000,000 in punitive damages along with fees and costs. The subsidiary was divested in April 2002 and the Company has no contingent liability resulting from the action.

NOTE 8 - SPIN OFF OF SUBSIDIARY

On April 3, 2002, the shareholder of Bernard, Allan & Edwards, Inc. approved the spin off of Bernard, Allan & Edwards Securities, Inc. to its shareholders. As such, this report shows the financial position and results of operations for Bernard, Allan & Edwards, Inc. only.

NOTE 9 - SECURITIES REGISTRATION

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

ITEM 8A. CONTROLS AND PROCEDURES

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

Thomas E. LaRossa, 71, Director, President, Treasurer. Mr. LaRossa was also the President, Treasurer, and Financial-Operations Principal (FINOP) of Bernard, Lee & Edwards Securities since 1997. He was employed in the securities industry since 1953 and served in several capacities for a number of broker-dealers in New York and Florida. Mr. LaRossa has many years of experience in broker dealer operations, including trading, market making, sales and trade practices, surveillance, supervisory and operational procedures, customer suitability, and other important compliance areas. He is past president of the Cashiers' Association of Wall Street and has acted as NASD arbitrator. Mr. LaRossa holds a Bachelor of Arts from Pace College, NY, NY. As reported on Form 8-K Mr. LaRossa resigned from the Board and all executive positions in August, 2002.

None of our officers or directors has been a party, either in their individual capacity or in the capacity as an officer, director, partner or proprietor of any business entity, to any criminal proceeding, or any prosecution or disciplinary proceeding under either the Federal or State Securities Laws.

Bernard, Lee & Edwards Securities, Inc. filed a Chapter 7 Bankruptcy case on September 20, 2002 in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Case No. 02-10349-6B7. Messrs. McLaughlin and LaRossa were executive officers of the debtor at the time of the filing.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Comp	Restricted Stock Awards	Underlyg Options/ SAR#	All Other Comp
Michael B. McLaughlin, Sr.	2003	$6,000	0	0	0	0	0
President,Treasurer, Secretary	2002	$13,240	0	0	0	0	0

Thomas E. LaRossa	2003	-0-	-	-	-	-	-
President, Treasurer up to Aug, 2002	2002	$13,240	0	0	0	0	0

Executive compensation for fiscal 2003 was paid in restricted common stock with a stated value of $.01 per share.

AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR AND

FISCAL YEAR END OPTIONS/SAR VALUES

No options or SARs were exercised in the fiscal year ending December 31, 2003.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS

No options were granted as compensation to any persons during fiscal 2003. No stock appreciation rights (SARs) were granted as compensation to any persons in fiscal 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Bernard, Allan & Edwards common stock as of December 31, 2003 by the directors of Bernard, Allan & Edwards, the Named Officers, each person known by Bernard, Allan & Edwards to be the beneficial owners of five percent (5%) or more of the common stock of Bernard, Allan & Edwards, and all directors and officers of Bernard, Allan & Edwards as a group.

Name and Position (if applicable)	Number of Common Shares Beneficially Owned (1)	Percentage of Class
Michael B. McLaughlin, Sr. Director, CEO, CFO 1016 Shore Acres Drive Leesburg, FL 34748	2,551,600 (2)	35.9% (2)

Thomas E. LaRossa 1016 Shore Acres Drive Leesburg, FL 34748	960,600	13.5% (3)

Wyman Taylor Director of Heartland Industries, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	541,000 (3)	7.6% (4)

Heartland Diversified Industries, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	1,279,000 (2,3)	17.9% (2,3,4)

Peter Amaral 1016 Shore Acres Drive Leesburg, FL 34748	650,000	9.1% (3)

All executive officers and directors as a group (2 persons)	4,371,600	61.5%

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

(3) The number of shares presented beside Wyman Taylor include the aggregate of shares of common stock owned directly by him (12,000) and by reason of his status as a director of Heartland Industries, Inc. (529,000). Thomas E. LaRossa ended his relationship to the Company as a director or officer in fiscal 2002. Peter Amaral is legal counsel and advisor to the Company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8K were made during the fourth quarter of fiscal 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERIVES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Companys annual financial statements and review of financial statements included in the Companys Form 10-QSB, or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $7,100 for fiscal 2002 and $5,300 for fiscal 2003.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Before the accountant was engaged by the Company or its subsidiaries, to render audit or non-audit services, the engagement was approved by the Companys chief executive officer/chief financial officer acting as the sole member of the board of directors audit committee.

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

March 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

MICHAEL MCLAUGHLIN, DIRECTOR
/s/ Michael McLaughlin, Director/CEO/CFO
March 26, 2004