Form 10QSB
period 2004-03-31
BERNARD ALLAN & EDWARDS INC
filed 2004-05-17
CIK 1141413

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,462,400 shares outstanding at March 31, 2004
Transitional Small Business Disclosure Format (check one);
Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BERNARD, ALLAN & EDWARDS, INC.

BALANCE SHEET

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2004

AND MARCH 31, 2003

ASSETS
	March 31, 2003	March 31,2004
Current Assets:
Cash	$1,543	$589
Investments, Money Market		-
Total Current Assets	$1,543	$589
TOTAL ASSETS	$1,543	$589
	==========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,000	$0
Total Current Liabilities	1,000	0

Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000,000 shares authorized; and 750,400 and 3,532,800 shares issued and outstanding	223,032	238,151
Preferred stock, $.0 Par Value, 1,000 shares authorized; and -0- shares issued and outstanding	-	-
Additional paid in capital

Retained earnings (Deficit)	(222,489)	(237,562)
TOTAL SHAREHOLDERS' EQUITY	543	589
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,543	$ 589
	=========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF OPERATIONS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004

AND MARCH 31, 2003
	Three Months Ended	Three Months Ended
	March 31, 2003	March 31,2004
REVENUES:
Interest Income	$0	$0
TOTAL REVENUES	0	0
EXPENSES:
Salaries	2,040	1,540
Professional Expenses	1,100	2,000
Other Expenses	37	230
TOTAL EXPENSES	3,177	3,770
Income (Loss) Before Income Taxes	(3,177)	(3,770)

Provision for Income Taxes	0	0

Net Income (Loss)	$(3,177)	$(3,770)
	============	===========
Net Income (Loss) per Share of Common Stock
Basic	$(0.00)	$(0.00)
	==========	===========
Diluted	$(0.00)	$(0.00)
	==========	==========
Weighted Average Number of Common Shares Outstanding
Basic	5,635,100	7,286,400
	==========	==========
Diluted	6,189,320	7,840,620
	==========	==========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CASH FLOWS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004

AND MARCH 31, 2003

	Three Months Ended	Three Months Ended
	March 31,2003	March 31,2004
Cash Flows from Operating Activities:

Net Income (Loss)	$(5,177)	$(3,770)
Adjustment to Reconcile Net Income (Loss) to

Net Cash (Used In) Provided by

Operating Activities:

Increase in Accounts Payable	944	(835)

Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	2,040	3,540
Net Cash (Used In) Operating Activities	(193)	(1,065)

Cash Flows from Investing Activities:

Net Cash (Used In) Investing Activities	0	0
Cash Flows from Financing Activities:

Net Cash Provided by Financing Activities	0	2,500

Net Increase in Cash and Cash Equivalents	(3,946)

Cash and Cash Equivalents
at Beginning of Period
	1,736	1,654

Cash and Cash Equivalents
at End of Period	$1,543	$589
	========	========

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH MARCH 31, 2003

					ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT
	PREFERRED	STOCK	COMMON	STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE
December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)
Preferred stock, cash dividend;						(33,441)
Net income for year						24,426

BALANCE
December 31, 2000	50	1	4,490	45	358,721	(267,691)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc. by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders		1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard, Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,691
Issuance of shares for services			775,200	117,270
Net income (loss) for year						(161,410)

BALANCE
December 31, 2001 (audited)	0	$0	3,199,800	$269,039	$0	($176,431)
Issuance of shares for services			333,000	13,322
Net Income (loss) for period						(9,015)

BALANCE
March 31, 2002	0	$0	3,532,800	282,361	$0	(185,446)

April 11, 2002
Spin off of Bernard, Allan & Edwards Securities, Inc. to shareholders May 18, 2002				(87,045)		5,540
Issued 4,100,000 shares in an S-8 registration for consulting and other corporate services.			4,100,000	41,000
Issued shares in a one for three forward split			1,177,600	11,776
Issuance of shares for services			53,200	528
Net income (loss) for period						(64,722)

BALANCE
June 30, 2002.			8,863,400	$248,622	$-	(244,628)

August 2, 2002 Cancellation of S-8 shares			(3,850,000)	$(38,500)		38,500
October 31, 2002
Sale of shares			100,000	1,000
Issuance of shares for services			819,200	$18,180
Net income(loss) for year						(94,332)

BALANCE
December 31, 2002 (audited)	$-	$-	5,546,600	$220,992	$-	$(219,312)
Issuance of shares for services			204,000	2,040
Net income(loss) for period						(3,177)
BALANCE
December 31, 2003 (audited)	$-	$-	7,108,400	$234,611	$-	$(233,792)
Issuance of shares for services			354,000	3,540
Net income(loss) for period						(3,770)
BALANCE
March 31, 2004	$-	$-	7,462,400	$238,151	$-	$(237,562)

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED MARCH 31, 2004

AND MARCH 31, 2003

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

NOTE 4 - INCOME TAXES

Significant components of deferred income taxes are as follows:
Net Operating Loss	$237,562

Total Deferred Tax Asset	95,000
Less Valuation Allowance	95,000
Net Deferred Tax Asset	$ 0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $95,000 as of March 31, 2004 is maintained on deferred tax assets, which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of March 31, 2004, the Company had a consolidated net operating loss carry forward of $237,562. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2020 and December 31, 2023.

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

During the years ended December 31, 2001 - 2003, and during 2004 officers of the Company received shares in lieu of salaries. The shares were transferred to the officers of the Company in 2001 at $.50 per share, during the first quarter of 2002 at $.04 per share, and thereafter at .01 per share.

NOTE 7 - SPIN OFF OF SUBSIDIARY

On April 3, 2002, the shareholder of Bernard, Allan & Edwards, Inc. approved the spin off of Bernard, Allan & Edwards Securities, Inc. to its shareholders. As such, this report shows the financial position and results of operations for Bernard, Allan & Edwards, Inc. only.

NOTE 8 - SECURITITES REGISTRATION

On May 16, 2002, the Company issued 4,100,000 shares of common stock in an S-8 registration to have free trading shares available for consulting and other corporate matters. 250,000 shares were issued to the Company attorney for services rendered at $.01 per share and 3,850,000 shares are to be held in trust by the attorney. On August 2, 2002 the 3,850,000 held in trust were cancelled, returned to treasury and are no longer outstanding.

NOTE 9 - COMMON STOCK SPLIT

On May 18, 2002, the Company issued 1,177,633 shares of common stock in a one for three forward split. The shareholders approved, also on May 16, 2002, an increase in the company's authorized shares from 30,000,000 to 80,000,000 shares of no par value common stock.

NOTE 10 - SUBSEQUENT EVENT

On April 2, 2004, a letter of intent was signed with a privately held company. Under the letter of intent the private company would merge into Bernard, Allan & Edwards and Bernard, Allan & Edwards would be the surviving corporation, which would change its name to and conduct the business of the private company. The proposed merger is conditioned upon respective shareholder and certain regulatory approvals before it can be finalized.

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

Liquidity

At March 31, 2004 Bernard, Allan & Edwards had $589 in cash and cash equivalents and no trade receivables.

Commissions, and all other income categories, declined substantially from the first quarter of 2002 due to the disposition of the companys only operating subsidiary in 2002 and have been zero for several reporting periods:
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Commission Income	$0	$0
Trading Income	0	0
Interest income	0	0
Other Income	0	0
TOTAL REVENUE	$0	$0

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

Managements plan of operation for the next several months is to seek a business combination with an operating company. On April 2, 2004, a letter of intent was signed with a privately held company. Under the letter of intent the private company would merge into Bernard, Allan & Edwards and Bernard, Allan & Edwards would be the surviving corporation, which would change its name to and conduct the business of the private company. The proposed merger is conditioned upon respective shareholder and certain regulatory approvals before it can be finalized.

Item 3. Controls and Procedures

As of the last day of the period covered by this report, an evaluation was performed by management under the supervision and with the participation of the Companys Chief Executive Officer ("CEO")/ Chief Financial Officer ("CFO") of the effectiveness of the Companys disclosure controls and procedures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives. Based on that evaluation, the Companys president and only officer who performs the duties of CEO/CFO concluded that the Companys disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files or submits under the exchange Act and in assuring the Company that such information is recorded, processed, summarized and reported within the time periods specified by the SECs rules and forms. There were no material changes in the Companys internal controls over financial reporting that occurred during the Companys most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Bernard, Allan & Edwards, Inc. issued the following securities in lieu of cash compensation and without registration under the Securities Act during the period from January 1, 2004 to March 31, 2004.
Date

Title

Number of Shares

Price per Share

Purchaser

January 12, 2004

Common

4,000

$0.01

James Oberst

January 31, 2004

Common

50,000

$0.01

Michael McLaughlin

February 9, 2004

Common

200,000

$0.01

Peter Amaral

February 29, 2003

Common

50,000

$0.01

Michael McLaughlin

March 31, 2004

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

Date: May 12, 2004
/s/ Michael McLaughlin, President

Michael McLaughlin