Form 10QSB
period 2004-06-30
BERNARD ALLAN & EDWARDS INC
filed 2004-08-16
CIK 1141413

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

Commission file number :333-62994

BERNARD, ALLAN & EDWARDS, INC.
 (Exact name of small business issuer as specified in its charter)

Florida	41-1964282
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 shares outstanding at June 30, 2004

Transitional Small Business Disclosure Format (check one): Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BERNARD, ALLAN & EDWARDS, INC.
BALANCE SHEET
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2004
AND JUNE 30, 2003
(UNAUDITED)

	June 30, 2004	June 30, 2005
ASSETS

Current Assets	$2,358	$1,340
Cash	$2,358	$1,340
Investment, money market
Total Current Assets	$2,358	$1,340

TOTAL ASSETS	$2,358	$1,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,300	$1,040
Total Current Liabilities	2,300	1,040
Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000,000 shares authorized; and 8,000,000 and 6,309,400 shares issued and outstanding	243,527	227,532
Preferred stock, $.0 Par Value, 3,000,000 shares authorized; and 0 shares issued and outstanding
Additional paid in capital
Retained earnings (Deficit)	(243,469)	(227,232)
TOTAL SHAREHOLDERS' EQUITY	58	300

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,358	$ 1,340

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.
COMPARATIVE STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDING JUNE 30, 2004
AND JUNE 30, 2003
(UNAUDITED)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
REVENUE
Interest Income	0	0
TOTAL REVENUES	0	0

EXPENSES:
Salaries	3,840	2,040
Regulatory Fees	150	150
Professional Expenses	5,258	3,545
Other Expenses	402	685
TOTAL EXPENSES	9,677	7,920
Income (Loss) Before Income Taxes	(9,677)	(7,920)
Provision for Income Taxes	0	0
Net Income (Loss)	$(9,677)	$(7,920)
Net Income (Loss) per Share of Common Stock	$(0.00)	$(0.00)
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding
Basic	7,592,228	6,083,733
Diluted	8,146,448	6,637,953

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.
COMPARATIVE STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
AND JUNE 30, 2003
(UNAUDITED)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash Flows from Operating Activites
Net Income (Loss)	$(9,677)	$(7,920)
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities
Increase in Accounts Payable	(1,465)	984
Adjustments Not Requiring Outlay of Cash:
Common Shares Issued for Compensation	6,740	4,040
Net Cash (Used In) Operating Activities	(1,472)	(2,896)
Cash Flows from Investing Activities
Net Cash (Used In) Investing Activities	0	0
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	2,176	2,500
Net Increase (Decrease) in Cash and Cash Equivalents	(704)	(396)
Cash and Cash Equivalents at Beginning of Period	1,654	1,736
Cash and Cash Equivalents at End of Period	$2,538	$1,340

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)
THROUGH JUNE 30, 2004

	PREFERRED SHARES	STOCK AMOUNT	COMMON SHARES	STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT
BALANCE December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)
Preferred stock, cash dividend;						(33,441)
Net income for year						24,426

BALANCE December 31, 2000	50	$1	4,490	$45	$358,721	($267,691)
March 16, 2001 Acquisition of Bernard, Lee & Edwards Securities, Inc. by BAE.
Shares owned by BAE shareholders		1,177,100	64,756		15,021
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of BLE	(50)	(1)	(4,490)	(45)	(358,721)	287,697
Issuance of shares for services			775,200	117,270
Net Income (Loss) for year						(161,410)

BALANCE December 31, 2001 (audited)	0	$0	3,199,800	$269,039	$0	($176,431)
Issuance of shares for services		333,000	13,322
Net Income (Loss) for period						(9,015)

BALANCE March 31, 2002	0	$0	3,532,800	282,361	$0	(185,446)

April 11, 2002 Spin-off of BLE to shareholders				(87,045)		5,540
May 18, 2002 Issued 4,100,000 shares in an S-8 Registration for consulting and other corporate services			4,100,000	41,000
Issued shares in a 1 for 3 forward split			1,177,600	11,776
Issued shares for services			53,200	528
Net Income (Loss) for period						(64,722)

BALANCE June 30, 2002			8,863,400	$248,622		(244,628)

August 2, 2002 Cancellation of S-8 shares			(3,850,000)	$(38,500)

October 31, 2002 Sale of shares			100,000	$1,000
Issuance of shares for services			819,200	$18,180
Net Income (Loss) for year						(94,322)

BALANCE December 31, 2002 (audited)			5,546,600	$220,992		$(219,312)
Issuance of shares for services			204,000	2,040
Net Income (Loss) for period						$(3,177)

BALANCE December 31, 2003 (audited)			7,108,400	$234,611		$(233,792)
Sale of shares			217,602	3,540
Issuance of shares for services			673,998	6,740
Net Income (Loss) for period						(9,677)

BALANCE June 30, 2004			8,000,000	$243,527		$(243,469)

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Bernard, Allan & Edwards, Inc. was incorporated on February 7, 2000 in the State of Florida as Internet-Estreet.Com, Inc. On March 16, 2001, the shareholders approved the change of the name to Bernard, Allan & Edwards, Inc. In May, 2002 the Company divested its only operating subsidiary and has not conducted any business since then.

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

On August 6, 2002, the Board of Directors extended the expiration date of the A & B warrants to February 14, 2004 and August 14, 2004, respectively. On December 1, 2003 the board of directors extended the expiration date of the A & B warrants to February 14, 2006 and August 14, 2006 respectively. The Company will have the right to call the warrants upon thirty days written notice to warrant owners, and it will pay $.02 per warrant for each warrant not exercised. Warrant A cannot be called unless the bid price of the Company's common stock is $2.00 or higher for a period of twenty consecutive trading days, and warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

INCENTIVE STOCK OPTION PLAN
The Board of Directors has approved on March 16, 2001 and the shareholders have approved the plan to grant 1,000,000 options to purchase 1,000,000 common shares of the Company's stock. No options have been granted as of this date.

NOTE 4 - INCOME TAXES

Significant components of deferred income taxes are as follows:

Net Operating Loss	$243,469
Total Deferred Tax Asset	97,500
Less Valuation Allowance	97,500
Net Deferred Tax Asset	$ 0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $97,500 as of June 30, 2004 is maintained on deferred tax assets, which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of June 30, 2004, the Company had a consolidated net operating loss carry forward of $243,469. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2020 and December 31, 2024.

NOTE 5 - PURCHASE OF SUBSIDIARY

The Board of Directors, on March 16, 2001, approved a plan to acquire Bernard, Lee & Edwards Securities, Inc. This acquisition facilitated the Company's plans to offer, besides accounting services, financial planning, variable annuities, mutual funds and investment banking which were all classified as securities. The Company acquired all of the outstanding common and preferred stock in exchange for 1,247,500 shares of its common stock. Bernard, Lee & Edwards Securities, Inc. had 500 shares of 8% cumulative and convertible preferred stock outstanding. It also had a note receivable from a company, both of which were owned by a company whose principal stockholder and president was also a stockholder and the Chief Executive Officer of Bernard, Allan & Edwards, Inc. As an inducement to the preferred stockholder to forgive all unpaid cumulative preferred dividends and to reduce the note receivable from $25,000 to $15,000, the Company issued warrants to purchase 200,000 shares of the Company's common stock at the exercise price of $4.50 for a period of three years from the effective date of the SEC registration with the understanding that the underlying shares to be issued upon the exercise of the warrants were to be registered with the SEC filing. On August 6, 2002 the board of directors extended the expiration date of the 200,000 warrants to February 14, 2006. On December 1, 2003, the Board of Directors extended the expiration date of the 200,000 warrants to February 14, 2008.

This combination was accounted for as a purchase. Due to the fact that the shareholders of Bernard, Lee & Edwards Securities, Inc. exchanged their shares for over 51% of the common stock of Bernard, Allan & Edwards, Inc. outstanding at the time, Bernard, Lee & Edwards Securities, Inc. is the accounting predecessor.

NOTE 6- CONTRACTS FOR SERVICES

The Board of Directors, on March 16, 2001, approved a consulting agreement with a certified public accountant named Allan B. Dombrow. Mr. Dombrow, as a long-time practitioner in South Florida, has agreed to be involved in identifying and evaluating accounting firms that may be acquired. The agreement commenced February 14, 2002, the effective date of the SEC registration for the Company. In exchange for his services, Mr. Dombrow received 100,000 shares of common shares as initial compensation. The shares were valued at $.40 per share and the value of the initial compensation is $40,000. The shares were transferred to Mr.Dombrow at $.40 per share.

During the years ended December 31, 2001, 2002, 2003 and during 2004, several officers of the Company received shares in lieu of salaries. The shares were transferred to the officers of the Company in 2001 at $.50 per share, during the first quarter of 2002 at $.04 per share, and thereafter at .01 per share.

NOTE 7 - SPIN OFF OF SUBSIDIARY

On April 3, 2002, the shareholder of Bernard, Allan & Edwards, Inc. approved the spin off of Bernard, Lee & Edwards Securities, Inc. to its shareholders. As such, this report shows the financial position and results of operations for Bernard, Allan & Edwards, Inc. only.

NOTE 8 - SECURITIES REGISTRATION

On May 16, 2002, the Company issued 4,100,000 shares of common stock in an S-8 registration to have free trading shares available for consulting and other corporate matters. 250,000 shares were issued to the Company attorney for services rendered at $.01 per share and 3,850,000 shares are to be held in trust by the attorney. On August 2, 2002 the 3,850,000 shares held in trust were cancelled, returned to treasury, and are no longer outstanding.

NOTE 9 - COMMON STOCK SPLIT

On May 18, 2002, the Company issued 1,177,633 shares of common stock in a one for three forward split. The shareholders approved, also on May 16, 2002, an increase in the company's authorized shares from 30,000,000 to 80,000,000 shares of no par value common stock.

NOTE 10 - PROPOSED MERGER

On April 2, 2004, a letter of intent was signed with a privately owned company. Under the letter of intent, the company would merge into Bernard, Allan & Edwards, Inc. Bernard, Allan & Edwards, Inc. would be the surviving corporation and then change its name to the name of the private company. Under the terms of the Agreement, approved by both the Board of Directors and shareholders on April 22, 2004, the shareholders of Bernard, Allan and Edwards, Inc. will retain 4,000,000 shares and the Company will issue 19,800,000 shares to the shareholders in exchange for the shares they now own in the company being acquired. The completion of the transaction is subject to certain financing conditions which as of the date of this Report have not been fulfilled.

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

Liquidity

At June 30, 2004 Bernard, Allan & Edwards had $2,358 in cash and cash equivalents, no trade receivables, and accounts payable of about $2,300.

Commissions, and all other income categories, declined substantially from the first quarter of 2002 due to the disposition of the companys only operating subsidiary in 2002 and have been zero for several reporting periods:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Commission Income	$0	$0
Trading Income	0	0
Interest income	0	0
Other Income	0	0
TOTAL REVENUE	$0	$0

Although the company has no source of revenues it also does not have any recurring cash expenses except as may be required for professional accounting costs and fees related to SEC filings, such as this report. The company has in the past, and intends to satisfy its cash needs by making small non-public offerings of its common stock to management or existing shareholders on a case by case basis. We anticipate paying non-accounting professional and consulting fees, if any, in common stock.

Managements plan of operation for the next several months is to seek a business combination with an operating company. On April 2, 2004, a letter of intent was signed with a privately held company. Under the letter of intent the private company would merge into Bernard, Allan & Edwards and Bernard, Allan & Edwards would be the surviving corporation, which would change its name to and conduct the business of the private company. The proposed merger is conditioned upon the private company obtaining certain financing before the merger can be finalized. At the date of this Report those conditions are not fulfilled.

Item 3. Controls and Procedures

As of the last day of the period covered by this report, an evaluation was performed by management under the supervision and with the participation of the Companys Chief Executive Officer (CEO)/ Chief Financial Officer (CFO) of the effectiveness of the Companys disclosure controls and procedures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives. Based on that evaluation, the Companys president and only officer who performs the duties of CEO/CFO concluded that the Companys disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files or submits under the exchange Act and in assuring the Company that such information is recorded, processed, summarized and reported within the time periods specified by the SECs rules and forms. There were no material changes in the Companys internal controls over financial reporting that occurred during the Companys most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Bernard, Allan & Edwards, Inc. issued the following securities for cash with respect to Heartland Diversified Industries, Inc. and in lieu of cash compensation for the period from April 1, 2004 to June 30, 2004 for the named individuals.

Date	Title	Number of Shares	Price per Share	Purchaser
April 9, 2004	Common	217,602	$0.01	Heartland Diversified Industries
April 9, 2004	Common	60,000	$0.01	Peter Amaral
April 9, 2004	Common	230,000	$0.01	Michael McLaughlin
April 9, 2004	Common	30,000	$0.01	Jim Oberst

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

Section 302 Certification
Section 906 Certification

No reports on Form 8-k were filed during this reporting period.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on his evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-QSB, Michael McLaughlin, Sr., the Company's Chief Executive Officer/ Chief Financial Officer, has concluded that he is the only individual involved in the Company's disclosure process. The Company has no formal procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel and the Company's accountants as it becomes available. The Company's principal executive officer and principal financial officer believes that as of the end of the period being reported, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the required time periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to managements attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD, ALLAN & EDWARDS, INC.
(Registrant)
Date: August 12, 2004

Michael McLaughlin, President
/s/ Michael McLaughlin, President