Form 10QSB
period 2004-09-30
BERNARD ALLAN & EDWARDS INC
filed 2004-11-15
CIK 1141413

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 shares outstanding at October 31, 2004

Transitional Small Business Disclosure Format (check one): Yes......No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BERNARD, ALLAN & EDWARDS, INC.
BALANCE SHEET
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2004
AND SEPTEMBER 30, 2003
(UNAUDITED)

	September 30, 2004	September 30, 2005
ASSETS

Current Assets
Cash	$173	$232
Investment, money market
Total Current Assets	$173	$232

TOTAL ASSETS	$173	$232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Note Payable	$1,000	$0
Accounts Payable	63	0
Total Current Liabilities	1,063	0
Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000,000 shares authorized; and 8,000,000 and 5,258,400 shares issued and outstanding	243,527	230,572
Preferred stock, $.0 Par Value, 3,000,000 shares authorized; and 0 shares issued and outstanding
Additional paid in capital
Retained earnings (Deficit)	(244,417)	(230,340)
TOTAL SHAREHOLDERS' EQUITY	(890)	232

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173	$ 232

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.
COMPARATIVE STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2004
AND SEPTEMBER 30, 2003
(UNAUDITED)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
REVENUE
Interest Income	0	0
TOTAL REVENUES	0	0

EXPENSES:
Salaries	6,890	5,080
Regulatory Fees	150	150
Professional Expenses	3,310	4,870
Other Expenses	275	928
TOTAL EXPENSES	10,625	11,028
Income (Loss) Before Income Taxes	(10,625)	(11,028)
Provision for Income Taxes	0	0
Net Income (Loss)	$(10,625)	$(11,028)
Net Income (Loss) per Share of Common Stock	$(0.00)	$(0.00)
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding
Basic	7,714,560	6,106,600
Diluted	8,268,780	6,660,800

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.
COMPARATIVE STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
AND SEPTEMBER 30, 2003
(UNAUDITED)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash Flows from Operating Activites
Net Income (Loss)	$(10,625)	$(11,026)
Adjustment to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities
Increase in Accounts Payable	(772)	(56)
Adjustments Not Requiring Outlay of Cash:
Common Shares Issued for Compensation	6,740	6,080
Net Cash (Used In) Operating Activities	(4,657)	(5,004)
Cash Flows from Investing Activities
Net Cash (Used In) Investing Activities	0	0
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	3,176	3,500
Net Increase (Decrease) in Cash and Cash Equivalents	(1,481)	(1,504)
Cash and Cash Equivalents at Beginning of Period	1,654	1,736
Cash and Cash Equivalents at End of Period	$173	$232

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)
THROUGH SEPTEMBER 30, 2004

	PREFERRED SHARES	STOCK AMOUNT	COMMON SHARES	STOCK AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT
BALANCE December 31, 1999	50	$1	4,490	$45	$358,721	($258,676)
Preferred stock, cash dividend;						(33,441)
Net income for year						24,426

BALANCE December 31, 2000	50	$1	4,490	$45	$358,721	($267,691)
March 16, 2001 Acquisition of Bernard, Lee & Edwards Securities, Inc. by BAE.
Shares owned by BAE shareholders		1,177,100	64,756		15,021
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of BLE	(50)	(1)	(4,490)	(45)	(358,721)	287,697
Issuance of shares for services			775,200	117,270
Net Income (Loss) for year						(161,410)

BALANCE December 31, 2001 (audited)	0	$0	3,199,800	$269,039	$0	($176,431)
Issuance of shares for services		333,000	13,322
Net Income (Loss) for period						(9,015)

BALANCE March 31, 2002	0	$0	3,532,800	282,361	$0	(185,446)

April 11, 2002 Spin-off of BLE to shareholders				(87,045)		5,540
May 18, 2002 Issued 4,100,000 shares in an S-8 Registration for consulting and other corporate services			4,100,000	41,000
Issued shares in a 1 for 3 forward split			1,177,600	11,776
Issued shares for services			53,200	528
Net Income (Loss) for period						(64,722)

BALANCE June 30, 2002			8,863,400	$248,622		(244,628)

August 2, 2002 Cancellation of S-8 shares			(3,850,000)	$(38,500)

October 31, 2002 Sale of shares			100,000	$1,000
Issuance of shares for services			819,200	$18,180
Net Income (Loss) for year						(94,322)

BALANCE December 31, 2002 (audited)			5,546,600	$220,992		$(219,312)
Issuance of shares for services			204,000	2,040
Net Income (Loss) for period						$(3,177)

BALANCE December 31, 2003 (audited)			7,108,400	$234,611		$(233,792)
Sale of shares			217,602	3,540
Issuance of shares for services			673,998	6,740
Net Income (Loss) for period						(9,677)

BALANCE September 30, 2004 (unaudited)			8,000,000	$243,527		$(244,417)

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of September 30, 2004 and September 30, 2003, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

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

NOTE 4 - INCOME TAXES

Significant components of deferred income taxes are as follows:

Net Operating Loss	$244,417
Total Deferred Tax Asset	98,000
Less Valuation Allowance	98,000
Net Deferred Tax Asset	$ 0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $98,000 as of September 30, 2004 is maintained on deferred tax assets, which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of September 30, 2004, the Company had a consolidated net operating loss carry forward of $244,417. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2020 and December 31, 2024.

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

NOTE 10 - NOTE PAYABLE

Pn July 23, 2004, Heartland Diversified Industries, Inc., a company related by common ownership, loaned $1,000 to the Company. The note bears interest at 5% payable at maturity. The note matures one year from it making. Heartland has the right to convert the note into common stock at $.01 per share. The shares so converted would be restricted and accrued and unpaid interest, if any, would be forgiven upon conversion.

NOTE 11 - PROPOSED MERGER

On April 2, 2004, a letter of intent was signed with a privately owned company. Under the letter of intent, the company would merge into Bernard, Allan & Edwards, Inc. Bernard, Allan & Edwards, Inc. would be the surviving corporation and then change its name to the name of the private company. An Agreement was made. Under the terms of the Agreement, approved by both the Board of Directors and shareholders on April 22, 2004, the shareholders of Bernard, Allan and Edwards, Inc. will retain 4,000,000 shares and the Company will issue 19,800,000 shares to the shareholders in exchange for the shares they now own in the company being acquired. The completion of the transaction is subject to the private company attaining certain financing, which as of the date of this Report have not been fulfilled.

Item 2. MANAGEMENT'S PLAN OF OPERATION

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

Since May 15, 2002 Bernard, Allan & Edwards has no operating subsidiaries and no source of revenue. We have been informed by the Securities and Exchange Commission that because we are now engaged solely in the search for a new business that we shall be required to file a post-effective amendment to our registration statement to comply with Rule 419.

Liquidity

At September 30, 2004 Bernard, Allan & Edwards had $173 in cash and cash equivalents, no trade receivables, accounts payable of about $63, and a note payable of $1,000..

Due to the disposition of the Company's only operating subsidiary in 2002 revenues have been zero for several reporting periods:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Commission Income	$0	$0
Trading Income	0	0
Interest income	0	0
Other Income	0	0
TOTAL REVENUE	$0	$0

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

Item 3. Controls and Procedures

As of the last day of the period covered by this report, an evaluation was performed by management under the supervision and with the participation of the Company's Chief Executive Officer (CEO)/ Chief Financial Officer (CFO) of the effectiveness of the Company's disclosure controls and procedures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives. Based on that evaluation, the Company's president and only officer who performs the duties of CEO/CFO concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be disclosed by the Company in the reports that it files or submits under the exchange Act and in assuring the Company that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. There were no material changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Bernard, Allan & Edwards, Inc. issued the following securities for cash with respect to Heartland Diversified Industries, Inc. and in lieu of cash compensation for the period from April 1, 2004 to September 30, 2004 for the named individuals.

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

This use of proceeds information relates to the registration statement which became effective on February 14, 2002, Commission File No. 333-62994. The self-underwritten offering described in that registration statement has not commenced.  We have been informed by the Securities and Exchange Commission that because we are now engaged solely in the search for a new business that we shall be required to file a post-effective amendment to our registration statement to comply with Rule 419.  Before our stock can be traded on the OTCBB we will be required to amend our post-effective registration statement, after review have such registration statement declared effective by the SEC, and also comply with NASD requirements.

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
Date: November 12, 2004

Michael McLaughlin, President
/s/ Michael McLaughlin, President