Form 10KSB
period 2004-12-31
BERNARD ALLAN & EDWARDS INC
filed 2005-04-21
CIK 1141413

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

[ ] Transitional Report Pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004

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

At December 31, 2004 the Registrant had outstanding 8,700,000 shares of its common stock.

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

Historical Financial Results

Operations of our only operating subsidiary effectively ceased at the end of December, 2001. Revenue for fiscal 2002 comprised only interest income of $101. There was no revenue from operations of any kind.  There was no revenue for fiscal 2003. Expenses for 2003 totaled $14,480 and consisted of executive compensation ($8,120), regulatory fees ($150), and professional expenses ($4,810). Other than regulatory fees expenses were paid with common stock valued at $.01 per share. There were no operating revenues for fiscal 2004. Expenses were $16,284, and we ended the year with $601 in cash.

Events following September, 2001

The New York office was located in close proximity to the World Trade Center and after September 11, 2001 access to the office space was prohibited by New York City officials. The staff conducted business out of temporary offices or from home. At about the end of December, 2001 and during January, 2002 the independent contractor sales staff dwindled to one person and no sales were made from January, 2002 forward. In early 2002, management reassessed the probability of successfully implementing our financial services business plan in light of the loss in revenue produced by the only operating subsidiary, the potential cost in capital resources and management time in rehabilitating the broker-dealer business, the expense of defending a then pending arbitration, the perceived damage to our reputation and marketing program caused by the arbitration, and the harmful financial effect on future operations of the broker-dealer subsidiary that might result from an adverse result in the arbitration.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ending December 31, 2004 no matter was submitted to a vote of the shareholders.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - DESCRIPTION OF SECURITIES - DIVIDENDS

As of December 31, 2004 there is no public trading market for shares of Bernard, Allan & Edwards's common stock, no par value per share (the "common stock"). There are about 48 beneficial holders of record of the 8,700,400 shares of common stock that are issued and outstanding as of December 31, 2004. There are 80,000,000 authorized shares of common stock, no par value. This is the only class or series of common stock authorized by the Restated Articles of Incorporation.

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

We can issue up to 80,000,000 shares of common stock and up to 3,000,000 shares of preferred stock. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of Bernard, Allan & Edwards will be reduced. Shareholders may experience additional dilution as such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Bernard, Allan & Edwards does not currently have any contractual restrictions on its ability to incur debt and, accordingly, Bernard, Allan & Edwards could also incur significant amounts of indebtedness to finance its operations. Any one or a combination of these factors would dilute the respective ownership of each holder of common stock.

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

Warrant A and Warrant B

Warrant A gives the holder the right to acquire eight shares of Bernard, Allan & Edwards's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of Bernard, Allan & Edwards's common stock for each warrant B at an exercise price of $4.00 per share. The warrants can be exercised under an effective registration statement up to February 14, 2008 for the A Warrant and up to August 14, 2008 for the B Warrant. We will have the right to call the warrants upon thirty days written notice to warrant owners, and will pay $.02 per warrant for each warrant not exercised. Warrant A cannot be called unless the bid price of Bernard, Allan & Edwards's common stock is $2.00 or higher for a period of twenty consecutive trading days, and Warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

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

The number of outstanding shares of common stock would increase by 2,059,550 to 10,759,950 if the holders exercised all the currently outstanding warrants. The timing of the exercise of any warrants is unknown. All, a portion, or none of the currently outstanding warrants may eventually be exercised at prices ranging from $1.25 to $4.50 per share of common stock.

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

Under Rule 15g-9 of the Exchange Act, a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to or effect the purchase of a penny stock by any person unless: (a) such sale or purchase is exempt from Rule 15g-9; (b) prior to the transaction the broker or dealer has (1) approved the person's account for transaction in penny stocks in accordance with Rule 15g-9, and (2) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased; and (c) the purchaser has been provided an appropriate disclosure statement as to penny stock investment. The Securities and Exchange Commission adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (1) an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operations for at least three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years; (2) except for purposes of Section 7(b) of the Exchange Act and Rule 419, any security that has a price of $5.00 or more; and (3) a security that is authorized or approved for authorization upon notice of issuance for quotation on the NASDAQ Stock Market, Inc.'s Automated Quotation System. It is likely that shares of common stock, assuming a market were to develop therefore, will be subject to the regulations on penny stocks; consequently, the market liquidity for the common stock may be adversely affected by such regulations limiting the ability of broker/dealers to sell our common stock and the ability of shareholders to sell their securities in the secondary market. Moreover, our shares may only be sold or transferred by our shareholders in those jurisdictions in which an exemption for such "secondary trading" exists or in which the shares may have been registered

Potential future Rule 144 sales may impact the value of our common stock. As of December 31, 2004 of the eighty million shares of our common stock authorized, there were issued and outstanding 8,700,400 shares that may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of (i) 1% of our outstanding common stock or (ii) the average weekly trading volume for the four week period prior to the proposed date of sale, every 3 months. Additionally, Rule 144 requires that an issuer of securities have available adequate current public information with respect to that issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule15c2-11 thereunder. Rule 144 also permits, under certain circumstances, that sale of shares by a person who is not an affiliate (and has not been an affiliate for the 90 day period preceding the proposed sale) of Bernard, Allan & Edwards and who has satisfied a 2 year holding period without any quantity limitation and whether or not there is adequate current public information available.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following should be read in conjunction with the Consolidated Financial Statements of Bernard, Allan & Edwards, Inc. and the notes thereto included elsewhere in this Report.

Plan of Operation

In May, 2002 management abandoned the financial services industry business plan that had been the focus of the company's operations since the acquisition of Bernard, Lee & Edwards Securities, Inc., a NASD broker-dealer, in March, 2001.

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

Bernard, Lee & Edwards Securities, Inc's New York office was located in close proximity to the World Trade Center and after September 11, 2001 the office space was not useable for several weeks thereafter. Between September 11, 2001 and December 31, 2001 the independent contractor sales staff was attrited to one person, and by the end of December, 2001 the broker-dealer subsidiary had effectively ceased operations. No revenue from operations was generated in all of fiscal 2002, 2003 or 2004.

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

Therefore, in May, 2002 management took the decision to abandon the financial services industry business plan. All Bernard, Allan & Edwards ownership interest in Bernard, Lee & Edwards Securities, Inc. was distributed to its shareholders. Since Accounting Services Acquisition partners, Inc., the lone remaining subsidiary, had never conducted any business the divestiture of the broker-dealer subsidiary left Bernard, Allan & Edwards with no business operations and no source of revenue. In an attempt to preserve our remaining assets and any shareholder value, management is seeking to acquire an operating business or the opportunity to be acquired by another business. ..

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

Liquidity

At December 31, 2004 we had about $601 in cash and no current liabilities. We have no recurring monthly obligations for office rent, telephone, or other usual operating expenses as these items are being donated at no cost by management.

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

ITEM 7. FINANCIAL STATEMENTS

BERNARD, ALLAN & EDWARDS, INC.

INDEPENDENT AUDITOR'S REPORT & FINANCIAL STATEMENTS

TABLE OF CONTENTS

LARRY LEGEL, CPA

Practice Concentrating in

Taxation and Securities

800 West Cypress Creek Road, Suite 470

Ft. Lauderdale, FL 33309

(954) 493-8900 Office

Fax to: (954) 493-8300

e-mail: legelcpa@bellsouth.net

INDEPENDENT AUDITORS REPORT

Stockholders

Bernard, Allan & Edwards, Inc.

Leesburg, Florida

I have audited the accompanying balance sheet of Bernard, Allan & Edwards, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, the financial position of Bernard, Allan & Edwards, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a growing concern. The continuation of the Company's business is dependent upon its ability to maintain adequate financing arrangements and ultimately upon future profitable operations. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry Legel

Certified Public Accountant

April 2, 2005

Ft Lauderdale, FL

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED BALANCE SHEET

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004

AND DECEMBER 31, 2003

ASSETS

	Dec 31, 2004	Dec 31, 2003
Current Assets:
Cash	$601	$1,654
Total Current Assets	$601	$,1,654

TOTAL ASSETS	$601	$1,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$0	$836
Total Current Liabilities	$0	836

Shareholders' Equity:
Common shares, No Par Value 80,000,000 and 30,000 shares authorized; and 8,700,400 and 7,108,400 shares issued and outstanding		234,611
Preferred stock, $.02 Par Value, 1,000 shares authorized; and -0- and -0- shares issued and outstanding		-
Additional paid in capital
Retained earnings (Deficit)	(250,076)	(233,792)

TOTAL SHAREHOLDERS' EQUITY	601	819

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$601	$1,654

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004

AND DECEMBER 31, 2003

	Year	Year
	Ended	Ended
	Dec 31, 2004	Dec 31, 2003
REVENUES:
Interest Income		-
Other Income		-
TOTAL REVENUES

EXPENSES:
Salaries	$9,590	8,120
Regulatory Fees	150	150
Professional Expenses	6,170	4,810
Other Expenses		-
TOTAL EXPENSES	16,284	14,480

Income (Loss) Before Income Taxes	(16,284)	(14,480)
Provision for Income Taxes	0	0
Net Income (Loss)	$ (16,284)	$(14,480)
Net Income (Loss) per Share of Common Stock

Basic	$ (0.00)	$(0.00)

Diluted	$ (0.00)	$(0.00)
Weighted Average Number of Common
Shares Outstanding
Basic	7,834,277	5,756,677
Diluted	8,388,497	6,310,877

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004

AND DECEMBER 31, 2003

	Year	Year
	Ended	Ended
	Dec. 31, 2003	Dec. 31, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$ (16,284)	$(14,480)
Adjustment to Reconcile Net Income (Loss) to
Increase in Accounts Payable	(836)	779
Adjustments not requiring outlay of cash:

Common Shares Issued for Compensation	11,590	8,119
Equipment as compensation		-
Net Cash (Used In) Operating Activities	(5,730)	(5.582)

Cash Flows from Investing Activities:
Net Cash (Used In) Investing Activities

Cash Flows from Financing Activities:
Proceeds on Sale of Stock	4,677	5,000
Net Cash Provided by Financing Activities	4,677	5,000

Net Increase in Cash and Cash Equivalents	(1,053)	(82)

Cash and Cash Equivalents
at Beginning of Period	1,654	1,736

Cash and Cash Equivalents
at End of Period	$ 601	$ 1,654

The accompanying notes are an integral part of these financial statements.

BERNARD, ALLAN & EDWARDS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 7, 2000 (FROM INCEPTION)

THROUGH DECEMBER 31, 2003

	PREFD	STOCK	COMMON	STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINS (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE
DECEMBER 31, 1999	50	$1	4,490	$45	$358,721	($258,676)

Preferred stock, cash dividend						(33,441)
Net income for year						24,426

BALANCE
DECEMBER 31, 2000	50	1	4,490	45	358,721	(267,891)
March 16, 2001
Acquisition of Bernard, Allan & Edwards, Inc .by Bernard, Lee & Edwards Securities, Inc.
Shares owned by BAE shareholders			1,177,100	64,756		(15,021)
Shares issued to BLE shareholders			1,247,500	87,043
Recapitalization of Bernard Lee & Edwards Securities, Inc.	(50)	(1)	(4,490)	(45)	(358,721)	267,891
Balance of shares for services			775,200	117,270
Net income (loss) for year						(161,400)

BALANCE December 31, 2001(audited)	0	$0>	3,199,800	$269,039	$0	($176,431)

April 11, 2002
Spin off of Bernard, Allan & Edwards Securities, Inc. to shareholders					(81,503)	12,951
May 18, 2002			4,100,000		41,000
Issued 4,100,000 shares in an S-8 registration for consulting and other corporate purchases
Issued shares in a one for three forward split				1,177,600		11,766
August 2, 2002 Cancellation of S-8 shares			(3,850,000)	(38,500)		38,500
October 31, 2002 Sale of shares			100,000	1,000
Issuance of shares for services			819,200	18,180
Net income(loss) for period						(94,332)
BALANCE December 31, 2002			5,546,600	$220,992		$(219,312)
Sale of shares			750,000	5,500
Issuance of shares for services			812,000	8,119
Net income (loss) for year						(14,480)
BALANCE December 31, 2003			7,108,400	$234,611		(233,792)
Sale of shares			467,000	4,676
Issuance of shares for services			1,139,000	11,390
Net income (loss) for year						(16,284)
BALANCE December 31, 2004			8,715,000	$250,677		$ (250,076)

BERNARD, ALLAN & EDWARDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004

AND DECEMBER 31, 2003

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

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

As of December 31, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which specifies the method of computation, presentation, and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted. Basic earnings per share is calculated using the average number of common shares outstanding . Diluted earnings per share is computed using the weighted average number of common shares outstanding, stock options and warrants using the treasury stock method. Approximately 554,220 options and warrants were outstanding as of December 31, 2004 and December 31, 2003, respectively, but were not included in the computation of the diluted earnings per share as the effect would be antidulitive.

NOTE 2 - PREFERRED STOCK

The Company is authorized to issue 3,000,000 shares of no par value preferred stock. No shares have been issued to date.

NOTE 3 - CAPITALIZATION -- PRIVATE PLACEMENT

A private offering memorandum, dated July 1, 2000 provided for the sale of up to 250,000 units with an effective date of July 1, 2000. The offering price of a unit was $.40 and consisted of one share of common stock, one warrant A to purchase eight shares of common stock and one warrant B to purchase two and one-half shares of common stock. The agency agreement to offer the units for sale was signed with Bernard, Lee & Edwards Securities, Inc., a Company related through common ownership. The agreement for a payment of a 10% commission was for a period of ninety days. The offering closed during September, 2000 with the sale of 177,100 units. Warrant A gives the holder the right to acquire eight shares of the Company's common stock for each warrant A at an exercise price of $1.25 per share. Warrant B gives the holder the right to acquire two and one-half shares of the Company's common stock for each warrant B at an exercise price of $4.00 per share. Warrant A will expire February 14, 2008, and warrant B will expire August 14, 2008. The Company will have the right to call the warrants upon thirty days written notice to warrant owners, and it will pay $.02 per warrant for each warrant not exercised. Warrant A cannot be called unless the bid price of the Company's common stock is $2.00 or higher for a period of twenty consecutive trading days, and warrant B cannot be called unless the bid price of the common stock is $5.00 or higher for twenty consecutive trading days.

INCENTIVE STOCK OPTION PLAN

The Board of Directors has approved on March 16, 2001 and the shareholders have approved the plan to grant 1,000,000 options to purchase 1,000,000 common shares of the Company's stock. No options have been granted as of this date.

NOTE 4 - INCOME TAXES

Significant components of deferred income taxes are as follows:

Net Operating Loss	$ 250,076

Total Deferred Tax Asset	100,000
Less Valuation Allowance	100,000
Net Deferred Tax Asset	$ 0

The Company has assessed its past earnings history and trends and expiration dates of carry forwards and has determined that it is more than likely that no deferred tax assets will be realized. A valuation allowance of $100,000 as of December 31, 2004 is maintained on deferred tax assets, which the Company has determined to be more than likely not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

As of December 31, 2004, the Company had a consolidated net operating loss carry forward of $250,076. The net operating loss can be carried forward to offset future taxable income and will expire between December 31, 2020 and December 31, 2023.

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

During the years ended December 31, 2004, 2003 and 2002 and 2001 officers of the Company received shares in lieu of salaries. The shares were transferred to the officers of the Company in 2001 at $.50 per share, during the first quarter of 2002 at $.04 per share, and thereafter at .01 per share.

NOTE 7- SPIN OFF OF SUBSIDIARY

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Michael B. McLaughlin, Sr. 65, Director, Chief Executive Officer, Secretary. Mr. McLaughlin has many years of experience in investment banking operations, underwriting, and acquisitions and mergers. He became a licensed securities broker in 1965. He was employed by various over-the-counter firms in Minneapolis, MN for 10 years and advanced through the positions of sales manager and manager of the underwriting department. From 1976 through 1988 he invested in real estate, participated in private placements, was involved in real estate limited partnerships, and acted as a self-underwriter for Wireless Data Solutions, Inc. during its IPO. From 1988 to February, 1999 he was the Chief Executive Officer of Wireless Data Solutions, Inc., a public company. During this time period he founded Bernard, Lee & Edwards Securities, Inc., a NASD registered broker-dealer, and served as its Chief Executive Officer since inception in 1989.

None of our officers or directors has been a party, either in their individual capacity or in the capacity as an officer, director, partner or proprietor of any business entity, to any criminal proceeding, or any prosecution or disciplinary proceeding under either the Federal or State Securities Laws.

A former subsidiary, Bernard, Lee & Edwards Securities, Inc. filed a Chapter 7 Bankruptcy case on September 20, 2002 in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Case No. 02-10349-6B7. Mr. McLaughlin was an executive officers of the debtor at the time of the filing.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Comp	Restricted Stock Awards	Underlyg Options/ SAR#	All Other Comp
Michael B. McLaughlin, Sr.	2004	$11,590	0	0	0	0	0
President,Treasurer, Secretary	2003	$13,240	0	0	0	0	0

Executive compensation for fiscal 2004 was paid in restricted common stock with a stated value of $.01 per share.

AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR AND

FISCAL YEAR END OPTIONS/SAR VALUES

No options or SARs were exercised in the fiscal year ending December 31, 2004.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS

No options were granted as compensation to any persons during fiscal 20043. No stock appreciation rights (SARs) were granted as compensation to any persons in fiscal 2004.

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

Name and Position (if applicable)	Number of Common Shares Beneficially Owned (1)	Percentage of Class
Michael B. McLaughlin, Sr. Director, CEO, CFO 1016 Shore Acres Drive Leesburg, FL 34748	3,181,600 (2)	36.5% (2)

Thomas E. LaRossa 1016 Shore Acres Drive Leesburg, FL 34748	960,600	11.0% (3)

Wyman Taylor Director of Heartland Industries, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	1,508,600 (3)	17.3% (4)

Heartland Diversified Industries, Inc. 1016 Shore Acres Drive Leesburg, FL 34748	1,496,600 (2,3)	17.2% (2,3,4)

Peter Amaral 1016 Shore Acres Drive Leesburg, FL 34748	1,110,000	12.8% (3)

All executive officers and directors as a group (1 person)	4,678,200	53.8%

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

(2) The number of shares presented beside Michael B. McLaughlin, Sr. in the above table includes the aggregate of shares of Common stock owned by Mr. McLaughlin and his wife; and by reason of his beneficial ownership of the Common stock held by Heartland Diversified Industries, Inc.(1,496,600); and by reason of his custodial control of Common stock owned by his children (102,000).

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8K were made during the fourth quarter of fiscal 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB, or services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $5,500 for fiscal 2004 and $5,300 for fiscal 2003.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Before the accountant was engaged by the Company or its subsidiaries, to render audit or non-audit services, the engagement was approved by the Company's chief executive officer/chief financial officer acting as the sole member of the board of directors audit committee.

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

April 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

MICHAEL MCLAUGHLIN, DIRECTOR
/s/ Michael McLaughlin, Director/CEO/CFO
April 14, 2005